Form 10-Q
period 2025-06-30
Chime Financial, Inc.
filed 2025-08-11
CIK 1795586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42693

Chime Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0925388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 California Street, Suite 500 San Francisco, CA	94111
(Address of Principal Executive Offices)	(Zip Code)
(844) 244-6363
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	CHYM	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 339,528,738 and 32,182,289 and no shares of Class C common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” “goal,” “objective,” “seek,” or “continue,” or the negative of any of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding our:
•our future financial performance, including our expectations regarding our revenue, cost of revenue and operating expenses, and our ability to achieve and maintain future profitability;
•our ability to successfully execute our business and growth strategy;
•our ability to attract and retain Active Members and maintain and increase their engagement with our platform and their Purchase Volume, as well as our ARPAM;
•the sufficiency of our cash, cash equivalents, and investments and amounts available under our credit facility to meet our working capital and liquidity needs;
•the demand for our platform;
•the future performance of, and our expectations regarding, certain of our products;
•our ability to develop new products and bring them to market in a timely manner and make enhancements to current products;
•our ability to compete with existing and new competitors in existing and new markets;
•our expectations regarding our compliance with and the effects of existing and developing laws and regulations, including with respect to financial services and privacy and data protection;
•our expectations related to the development, investment in, and integration of AI and ML technologies, including generative AI, into our products and operations;
•our ability to manage risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to maintain and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth;
•our expectations concerning our bank partners and other third-party service providers;
•our ability to maintain, protect, and enhance our intellectual property; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we cannot assure you that the future results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all, and actual future results, events, and circumstances could differ materially from those described in the forward-looking statements. Accordingly, you should not place undue reliance upon forward-looking statements as predictions of future events.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report relate only to our expectations as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I. - FINANCIAL INFORMATION
ITEM 1. Financial Statements
CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$868,284	$337,697
Restricted cash	13,515	12,303
Marketable securities	225,063	368,889
Product collateral	212,983	181,723
Accounts receivable, net	229,594	216,161
Loans held for investment, net	114,120	99,799
Prepaid expenses and other current assets	72,520	70,464
Total current assets	1,736,079	1,287,036
Property, equipment and software, net	89,101	92,700
Operating lease right of use assets, net	45,575	49,332
Other assets	31,719	31,969
Total assets	$1,902,474	$1,461,037
Liabilities, redeemable convertible preferred stock, and stockholders❜ equity (deficit)
Current liabilities:
Accounts payable	$51,800	$35,846
Accrued and other current liabilities	168,919	224,594
Product obligation	138,979	114,377
Total current liabilities	359,698	374,817
Operating lease liabilities, net of current portion	74,765	80,590
Other non-current liabilities	39,913	46,109
Total liabilities	474,376	501,516
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value: No shares authorized, issued, and outstanding as of June 30, 2025. 258,613,394 shares authorized and 258,464,156 shares issued and outstanding with a liquidation preference of $2,894,515 as of December 31, 2024.	—	2,890,121
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025. No shares authorized, issued, and outstanding as of as of December 31, 2024.	—	—
Common stock, $0.0001 par value: No shares authorized, issued, and outstanding as of June 30, 2025. 416,094,141 shares authorized, 66,950,736 shares issued and outstanding as of December 31, 2024.	—	2
Class A common stock, $0.0001 par value: 5,000,000,000 shares authorized, 338,594,524 shares issued and outstanding as of June 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	28	—
Class B common stock, $0.0001 par value: 65,000,000 shares authorized, 32,182,289 shares issued and outstanding as of June 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	3	—
Class C common stock, $0.0001 par value: 500,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	4,702,788	433,363
Accumulated other comprehensive income (loss)	(116)	203
Accumulated deficit	(3,274,605)	(2,364,168)
Total stockholders’ equity (deficit)	1,428,098	(1,930,600)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,902,474	$1,461,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$528,149	$384,214	$1,046,893	$776,186
Cost of revenue	67,120	50,504	127,538	97,951
Gross profit	461,029	333,710	919,355	678,235
Operating expenses:
Transaction and risk losses	98,247	35,000	207,392	71,038
Member support and operations	203,097	69,821	281,706	137,889
Sales and marketing	185,006	118,021	317,579	235,068
Technology and development	621,754	75,371	699,636	150,301
General and administrative	279,667	41,638	326,840	80,890
Depreciation and amortization	3,896	3,300	7,703	7,458
Total operating expenses	1,391,667	343,151	1,840,856	682,644
Loss from operations	(930,638)	(9,441)	(921,501)	(4,409)
Other income, net	6,215	9,904	11,569	20,413
Income (loss) before income taxes	(924,423)	463	(909,932)	16,004
Provision (benefit) for income taxes	(1,047)	78	505	(284)
Net income (loss)	$(923,376)	$385	$(910,437)	$16,288
Undistributed earnings attributable to preferred stockholders	—	(385)	—	(16,288)
Net income (loss) attributable to common stockholders	$(923,376)	$—	$(910,437)	$—
Net income (loss) per share attributable to common stockholders, basic and diluted	$(7.29)	$—	$(9.44)	$—
Weighted average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic and diluted	126,620,499	64,677,568	96,412,477	64,558,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(923,376)	$385	$(910,437)	$16,288
Other comprehensive income (loss):
Net unrealized loss on marketable securities, net of tax	(752)	(300)	(670)	(1,478)
Foreign currency translation adjustments	342	(82)	351	(228)
Total comprehensive income (loss)	$(923,786)	$3	$(910,756)	$14,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	258,464,156	$2,890,121	66,950,736	$2	$433,363	$(2,364,168)	$203	$(1,930,600)
Net income	—	—	—	—	—	12,939	—	12,939
Issuance of common stock upon exercise of stock options	—	—	636,796	—	717	—	—	717
Stock-based compensation	—	—	—	—	8,749	—	—	8,749
Change in accumulated other comprehensive income, net of tax	—	—	—	—	—	—	91	91
Balance as of March 31, 2025	258,464,156	$2,890,121	67,587,532	$2	$442,829	$(2,351,229)	$294	$(1,908,104)
Net loss	—	—	—	—	—	(923,376)	—	(923,376)
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	30,700,765	3	770,585	—	—	770,588
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(258,464,156)	(2,890,121)	258,667,796	26	2,890,095	—	—	2,890,121
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	13,403,583	—	(322,619)	—	—	(322,619)
Issuance of common stock upon exercise of stock options	—	—	96,118	—	410	—	—	410
Stock-based charitable contribution	—	—	321,019	—	11,168	—	—	11,168
Stock-based compensation	—	—	—	—	910,320	—	—	910,320
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(410)	(410)
Balance as of June 30, 2025	—	$—	370,776,813	$31	$4,702,788	$(3,274,605)	$(116)	$1,428,098
__________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 2 for more information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	258,464,156	$2,890,121	64,394,985	$2	$384,489	$(2,338,824)	$720	$(1,953,613)
Net income	—	—	—	—	—	15,903	—	15,903
Issuance of common stock upon exercise of stock options	—	—	196,039	—	208	—	—	208
Repurchases of common stock	—	—	(1,490)	—	(27)	—	—	(27)
Stock-based compensation	—	—	—	—	5,173	—	—	5,173
Change in accumulated other comprehensive loss, net of tax	—	—	—	—	—	—	(1,324)	(1,324)
Balance as of March 31, 2024	258,464,156	$2,890,121	64,589,534	$2	$389,843	$(2,322,921)	$(604)	$(1,933,680)
Net income	—	—	—	—	—	385	—	385
Issuance of common stock upon exercise of stock options	—	—	341,686	—	392	—	—	392
Repurchases of common stock	—	—	(26,500)	—	(510)	—	—	(510)
Stock-based compensation	—	—	—	—	6,366	—	—	6,366
Issuance of common stock and restricted common stock in connection with business acquisition	—	—	1,645,775	—	18,506	—	—	18,506
Change in accumulated other comprehensive loss, net of tax	—	—	—	—	—	—	(382)	(382)
Balance as of June 30, 2024	258,464,156	$2,890,121	66,550,495	$2	$414,597	$(2,322,536)	$(986)	$(1,908,923)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(910,437)	$16,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,669	11,351
Non-cash lease expense	3,058	2,615
Stock-based compensation	918,843	11,594
Stock-based charitable contribution	11,168	—
Provision for transaction dispute losses	31,045	24,125
Change in fair value of product obligation	43,579	31,015
Provision for credit losses	44,096	1,868
Impairment related to real estate assets and internal-use software	—	211
Amortization of premium on marketable securities	(2,365)	(7,884)
Other	208	73
Changes in operating assets and liabilities:
Product collateral	(31,260)	(24,980)
Accounts receivable, net	(14,342)	8,026
Prepaid expenses and other assets	(1,432)	(1,170)
Accounts payable	15,954	836
Accrued and other liabilities	(93,291)	30,510
Operating lease liabilities	(7,773)	(5,306)
Settlements of the product obligation	(18,977)	(28,335)
Cash flows provided by operating activities	2,743	70,837
Investing activities:
Purchase of marketable securities	(234,050)	(289,452)
Proceeds from sales of marketable securities	256,514	16,985
Proceeds from maturities of marketable securities	123,200	306,875
Purchases of loans held for investment	(2,368,152)	(54,732)
Repayments of loans held for investment	2,311,634	30,618
Purchase of property, equipment and software	(3,631)	(134)
Capitalization of internal-use software	(6,389)	(4,298)
Acquisition of business, net of cash acquired	—	(11,036)
Cash flows provided by (used in) investing activities	79,126	(5,174)
Financing activities:
Payment of debt issuance costs related to the credit facility	(1,134)	—
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts and offering costs paid	772,556	—
Taxes paid related to net share settlement of restricted stock units	(322,619)	—
Proceeds from exercise of stock options	1,127	600
Repurchases of common stock	—	(593)
Cash flows provided by financing activities	449,930	7
Net increase in cash and cash equivalents and restricted cash	531,799	65,670
Cash, cash equivalents, and restricted cash, beginning of period	350,000	239,745
Cash, cash equivalents, and restricted cash, end of period	$881,799	$305,415
Cash and cash equivalents, end of the period	$868,284	$295,415
Restricted cash, end of the period	13,515	10,000
Cash, cash equivalents, and restricted cash, end of the period	$881,799	$305,415

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplementary cash flow disclosure:
Cash paid for interest	$140	$233
Cash paid for income taxes	1,071	161
Supplemental disclosures of noncash investing and financing activities:
Deferred offering costs not yet paid	1,968	—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	14,815	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	2,890,121	—
Purchases of property, equipment and software in accounts payable	294	—
Cash consideration, accrued but not yet paid, related to acquisition of business	—	2,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS
Chime Financial, Inc. (“Chime” or the “Company”) is a financial technology company with a mission to unite everyday people to unlock their financial progress. Through its proprietary technology platform, Chime offers a suite of products that address members’ critical financial needs. The Company partners closely with multiple third-party bank partners to offer a broad suite of products across spending, liquidity, credit building, savings, and community.
The Company was incorporated in the state of Delaware in 2012 and is headquartered in San Francisco, California with offices in Chicago, Illinois, and New York, New York.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Initial Public Offering
On June 13, 2025, the Company closed its initial public offering (“IPO”) of 36,800,000 shares of Class A common stock, including 6,099,235 shares sold by selling stockholders and 4,800,000 shares sold by the Company pursuant to the exercise of the option granted to the underwriters, at a public offering price of $27.00 per share. The total net proceeds the Company received in the IPO were approximately $770.6 million after deducting underwriting discounts and commissions of $43.5 million and offering expenses of $14.8 million.
In connection with the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into a total of 258,667,796 shares of the Company’s common stock and all previously outstanding shares of the Company’s common stock, along with the 258,667,796 shares of common stock mentioned above, were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock. Additionally, a total of 32,182,289 shares of Class A common stock held by Christopher Britt, the Company’s Chief Executive Officer and Chair, and Ryan King, a member of the Company’s Board of Directors (the “Co-Founders”) and their related entities were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements.
In connection with the IPO, the Company filed its Amended and Restated Certificate of Incorporation (the “Charter”), which authorizes a total of 5.0 billion shares of Class A common stock, 65.0 million shares of Class B common stock, 500.0 million shares of Class C common stock, and 100.0 million shares of preferred stock.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024 included in the Company’s final prospectus for its IPO dated June 11, 2025 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1934 on June 12, 2025 (the “Final Prospectus”). As of June 30, 2025, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in its audited annual consolidated financial statements for the year ended December 31, 2024. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented. The results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The reporting currency of the Company is the U.S. Dollar.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Segment Reporting
The Company operates as a single operating segment and therefore, one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating the Company’s financial performance. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss as reported on the condensed consolidated statements of operations as consolidated net income (loss). Revenue from external customers and significant segment expenses are presented in the Company's condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. Substantially all long-lived assets are located in the United States, and all revenue is generated in the United States.
Use of Estimates
The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions relating to reported amounts of assets, liabilities, revenues, and expenses. Significant estimates and assumptions include but are not limited to accrued transaction dispute losses, fair value of the product obligation, the allowance for expected credit losses, valuation of income taxes, the capitalization and estimated useful life of internal-use software, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, and the fair value of equity awards and stock-based compensation. These estimates are inherently subject to judgment. Actual results could differ from these estimates, and such differences may be material to the condensed consolidated financial statements.
Stock-Based Compensation
RSUs
The Company primarily grants service-based restricted stock units (“RSUs”) which vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards is generally satisfied over four years while the liquidity condition is satisfied upon the occurrence of a change in control of the Company or the consummation of an initial public offering of the Company’s equity securities, as defined in the applicable RSU agreements.
The Company measures RSUs based on the fair value of the underlying common stock on the date of grant. Up until the IPO, the Company had not recognized any stock-based compensation expense related to RSUs as the liquidity condition had not been satisfied. Upon consummation of the IPO, the Company recorded cumulative stock-based compensation expense using the accelerated attribution method for those RSUs for which the service condition had been satisfied prior to the occurrence of the liquidity event. The Company will record the remaining unrecognized stock-based compensation expense over the remainder of the requisite service period. For RSUs granted after the IPO, the Company will record stock-based compensation on a straight-line basis over the requisite service period.
PSUs
Performance-based PSUs
The Company granted restricted stock units with a service condition, a liquidity condition, and other operational performance-based vesting conditions. The awards are measured at fair value of the underlying common stock on the date of grant. Upon consummation of the IPO, the Company recorded cumulative stock-based compensation expense using the accelerated attribution method for those awards that are expected to vest based on the probability of achieving the performance criteria. The Company will record the remaining unrecognized expense over the remainder of the expected achievement period for the performance conditions of the awards.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Market-based PSUs
In addition, the Company granted restricted stock units with a service condition, a liquidity condition, and a stock price hurdle market-based vesting condition. The awards are measured at fair value on the date of grant using a Monte Carlo valuation model which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected Company valuation amounts. The Company records stock-based compensation expense for such awards using the accelerated attribution method over the requisite service period. The Company determines the requisite service period by comparing the derived service period to achieve the market-based vesting condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period.
Accounts Receivable, Net
Accounts receivable, net consisted of the following as of the following dates:

	June 30, 2025	December 31, 2024
Receivables due from bank partners(1)	$95,088	$97,994
Network incentive receivable	123,620	111,097
Other receivables	10,886	7,070
Accounts receivable, net	$229,594	$216,161
_________________
(1)Receivables due from bank partners are net of bank partner and network costs. As of June 30, 2025 and December 31, 2024, $56.8 million and $42.8 million of gross receivables due from bank partners were pledged as collateral.
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk consist of cash and cash equivalents, product collateral, marketable securities, and accounts receivable. The Company’s cash equivalents are invested in interest-bearing money market funds that invest in a portfolio of short-term U.S. government obligations, which include U.S. Treasuries and other securities issued or guaranteed by the U.S. government. The Company does not hold or issue financial instruments for trading purposes. Cash on deposit with financial institutions may, at times, exceed federally insured limits. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists.
As of June 30, 2025 and December 31, 2024, the Company had 100% of its product collateral with two bank partners based on contractual agreements with each bank partner.
As of June 30, 2025 and December 31, 2024, there were no concentrations of investments in securities of the same issuer, except for U.S. government securities, which amounted to $209.9 million and $352.6 million, or 93% and 96%, of the investments in marketable securities. All debt securities within the Company’s portfolio are investment-grade securities.
As of June 30, 2025, the Company had receivables outstanding from two bank partners, that represent 41% of receivables collectively (24% and 17% for each respective bank partner), and one card network partner that represented 52% of receivables. As of December 31, 2024, the Company had receivables outstanding from two bank partners, that represent 45% of receivables collectively (25% and 20% for each respective bank partner), and one card network partner that represented 50% of receivables.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid. The update will be effective on a prospective basis for annual periods beginning after December 15, 2024. Upon adoption of this ASU, the Company expects to include certain additional disclosures in the effective income tax rate reconciliation in the notes to the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU is effective for annual periods beginning after December 15, 2026 and requires either prospective or retrospective application. The Company is currently evaluating the impact of the ASU on its disclosures.
NOTE 3 – REVENUE
Disaggregation of revenue
The Company’s products and services are offered only to members within the United States. The following table provides information about the Company’s disaggregated revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Payments revenue	$366,101	$307,963	$741,413	$625,275
Platform-related revenue (1)(2)	162,048	76,251	305,480	150,911
Total revenue	$528,149	$384,214	$1,046,893	$776,186
__________________
(1)In the three and six months ended June 30, 2025, platform-related revenue included $86.0 million and $157.7 million that was not derived from contracts with customers. In the three and six months ended June 30, 2024, platform-related revenue included $14.4 million and $27.4 million that was not derived from contracts with customers.
(2)In the three and six months ended June 30, 2025, platform-related revenue included $77.7 million and $142.0 million related to MyPay receivables, which was comprised of $48.2 million and $87.1 million related to off-balance sheet MyPay receivables and $29.5 million and $54.9 million related to on-balance sheet MyPay receivables. In the three and six months ended June 30, 2024, platform-related revenue included $8.6 million and $16.2 million related to MyPay receivables, which was comprised of $6.5 million and $14.1 million related to off-balance sheet MyPay receivables and $2.1 million and $2.1 million related to on-balance sheet MyPay receivables.
Deferred revenue
The Company records deferred revenue for member-paid tips received prior to the expiration of the contractual refundable period. The deferred revenue balances were as follows:

Balance as of December 31, 2024	$4,064
Balance as of June 30, 2025	4,468
Increase in deferred revenue during the period	$404
The Company recognized materially all revenue from amounts included in the opening deferred revenue balances for the six months ended June 30, 2025. Changes in deferred revenue during the period are driven by the increase in the amount of tips paid by members for using SpotMe.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 4 – FAIR VALUE MEASUREMENT
The Company’s financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, prepaid and other current assets, accounts payable, accrued and other current liabilities, and the product obligation. Accounts receivable, prepaid and other current assets, accounts payable, and accrued and other current liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. Cash equivalents, marketable securities, and the product obligation are carried at fair value.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$758,566	$—	$—
U.S. government securities	39,720	—	—
Marketable securities:
U.S. government securities	209,905	—	—
U.S. agency securities	—	15,158	—
Total assets	$1,008,191	$15,158	$—
Liabilities
Product obligation	$—	$—	$138,979
Total liabilities	$—	$—	$138,979

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$268,002	$—	$—
Marketable securities:
U.S. government securities	352,627	—	—
U.S. agency securities	—	16,262	—
Total assets	$620,629	$16,262	$—
Liabilities
Product obligation	$—	$—	$114,377
Total liabilities	$—	$—	$114,377
The Company classifies money market funds, U.S. government securities, and U.S. agency securities within Level 1 or Level 2 of the fair value hierarchy as the Company determined the fair value of these instruments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company accounts for the product obligation as a derivative. The Company’s product obligation is measured at fair value on a recurring basis using unobservable inputs at each reporting period and are classified within Level 3. The fair value is derived using the discounted cash flow method. The key estimates and assumptions impacting the fair value include the Company’s expectation that the historical cash flows are indicative of future cash flows; that historical losses realized on the product obligation are indicative of future losses, adjusted, where applicable, for seasonality and new information about future expectations; and the expected recovery rate.
The following table presents quantitative information about the significant unobservable inputs for the product obligation measured at fair value on a recurring basis, weighted by the total unrecovered balance:

June 30, 2025
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.96%-4.99%	3.97%
Expected loss rate	0.00% -100%	8.03%

December 31, 2024
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	4.16%-5.16%	4.17%
Expected loss rate	0.27% -100%	9.46%
Refer to Note 7 - Credit Obligations for more information on the product obligation.
The Company did not have any transfers between Level 1, Level 2, and Level 3 assets or liabilities during the periods presented.
NOTE 5 – MARKETABLE SECURITIES
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available for sale (“AFS”) securities aggregated by investment category:

	June 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$209,812	$108	$(15)	$209,905
U.S. agency securities	15,151	9	(2)	15,158
Total marketable securities	$224,963	$117	$(17)	$225,063

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$351,930	$707	$(10)	$352,627
U.S. agency securities	16,189	73	—	16,262
Total marketable securities	$368,119	$780	$(10)	$368,889
As of June 30, 2025 and December 31, 2024, the Company had 14 and 4 marketable securities positions in an unrealized loss position. The unrealized losses above were as a consequence of interest rate changes. The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, no allowance for credit losses was recorded. There were no material realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$122,822	$(15)	$—	$—	$122,822	$(15)
U.S. agency securities	5,011	(2)			5,011	(2)
Total	$127,833	$(17)	$—	$—	$127,833	$(17)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$19,951	$(10)	$—	$—	$19,951	$(10)
Total	$19,951	$(10)	$—	$—	$19,951	$(10)
The following table summarizes the Company’s marketable securities by contractual maturity:

	As of June 30, 2025
	Amortized Cost	Fair Value
Within one year	$210,751	$210,851
After one year to five years	14,212	14,212
Total	$224,963	$225,063
NOTE 6 - LOANS HELD FOR INVESTMENT, NET
Loans held for investment, net consisted of the following:

	June 30, 2025	December 31, 2024
Loans held for investment	$186,024	$130,448
Less: allowance for expected credit losses	(71,904)	(30,649)
Total loans held for investment, net	$114,120	$99,799

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Credit Quality Information
The Company analyzes its loans held for investment based on the aging of unpaid principal. This is the credit quality indicator management uses to evaluate the allowance for expected credit losses on loans held for investment. Below is a summary of the loans held for investment by vintage:

Days from origination	June 30, 2025	December 31, 2024
1 - 30	$109,847	$98,452
31 - 60	11,011	10,451
61 - 90	9,255	7,697
91 - 120	8,516	5,705
Greater than 120	47,395	8,143
Total	$186,024	$130,448
NOTE 7 - CREDIT OBLIGATIONS
The Company has credit obligations related to both on- and off-balance sheet receivables from members. Credit obligations related to MyPay loans held for investment on the Company’s balance sheets are recorded as an allowance for expected credit losses. Future expected cash flows, including credit obligations related to MyPay receivables retained by the bank partners, SpotMe, and other instances where a member’s account is overdrawn are recorded as a product obligation on the condensed consolidated balance sheets.
MyPay receivables on the Company’s balance sheet have the risks and characteristics similar to the off-balance sheet balances retained by the bank partners and similar risk characteristics were applied consistently for the products during underwriting. Accordingly, the credit exposure is expected to be similar for these obligations.
Allowance for Expected Credit Losses
The allowance for expected credit losses on loans held for investment reflects the Company’s estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of lifetime expected credit losses inherent in the loans held for investment as of the reporting date. The Company measures the allowance for expected credit losses based on a discounted cash flow method, where future cash flows estimated using the roll rate method are discounted. Historical data is categorized into pools with similar risk characteristics, and roll rates are calculated based on the vintage loans held for investment origination, defined as by month. This results in an expected loss rate for each vintage. The Company considers whether the current conditions and reasonable and supportable forecasts about future conditions indicate that expected loss rates derived based on historical experience merit adjustment. In assessing such adjustments, the Company evaluates factors such as unemployment rates, short-term economic trends, and cash collections subsequent to the balance sheet date. The expected loss rate is then applied to the outstanding principal balance of each vintage at the end of the period, resulting in the recognition of the expected loss at period-end. The allowance for expected credit loss is recorded against loans held for investment, along with a corresponding charge recorded within transaction and risk losses in the consolidated statement of operations. In general, loans held for investment are charged-off after 365 days of non-payment. At each reporting period, the Company adjusts the allowance for changes in the estimate of lifetime expected credit losses and reverses the allowance upon either payment of the loans held for investment or upon charge-off.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Below is a summary of the changes in allowance for expected credit losses on MyPay loans held for investment:

Six Months Ended June 30,
Balance, beginning of the period	$30,649
Provision for expected credit losses	42,197
Amounts written off	(942)
Recoveries collected	—
Balance, end of the period	$71,904
Product Obligation
The following table presents a reconciliation of the Company’s product obligation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of the period	$124,672	$88,077	$114,377	$88,600
Change in fair value of product obligation(1)	14,828	16,423	43,579	31,015
Settlements	(521)	(13,220)	(18,977)	(28,335)
Balance, end of the period	$138,979	$91,280	$138,979	$91,280
__________________
(1)In the three and six months ended June 30, 2025, $24.4 million and $56.6 million was recorded as transaction and risk losses for SpotMe and other member negative balances, $34.1 million and $69.5 million was recorded as transaction and risk losses for off-balance sheet MyPay receivables, and $48.2 million and $87.1 million of the change in fair value of the product obligation was recorded as revenue related to off-balance sheet MyPay receivables on the condensed consolidated statements of operations. In the three and six months ended June 30, 2024, $19.4 million and $38.5 million was recorded as transaction and risk losses for SpotMe and other member negative balances, $3.5 million and $6.6 million was recorded as transaction and risk losses for off-balance sheet MyPay receivables, and $6.5 million and $14.1 million of the change in fair value of the product obligation was recorded as revenue related to off-balance sheet MyPay receivables on the condensed consolidated statements of operations.
The Company’s maximum exposure to losses under its product obligation was $626.1 million and $454.3 million as of June 30, 2025 and December 31, 2024, which represent the total possible undiscounted amounts the Company could be required to pay, assuming no recoveries.
NOTE 8 – PROPERTY, EQUIPMENT, AND SOFTWARE, NET
As of June 30, 2025 and December 31, 2024, property, equipment, and software, net consisted of the following:

	June 30, 2025	December 31, 2024
Computer equipment and purchased software	$4,290	$3,734
Furniture and fixtures	10,234	9,177
Leasehold improvements	63,754	61,736
Capitalized internal-use software	70,181	63,565
Total property, equipment, and software	$148,459	$138,212
Less: accumulated depreciation and amortization	(59,358)	(45,512)
Property, equipment, and software, net	$89,101	$92,700
Depreciation and amortization expense on property, equipment, and software was $7.4 million and $14.6 million for the three and six months ended June 30, 2025, and $6.1 million and $11.3 million for the three and six months ended June 30, 2024.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 9 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Assets
Other assets consisted of the following:

	June 30, 2025	December 31, 2024
Goodwill	$27,492	$27,492
Other assets	4,227	4,477
Total other assets	$31,719	$31,969
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued expenses	$82,011	$100,486
Accrued bonus	31,268	53,344
Current portion of lease liability	13,099	15,746
Accrued transaction dispute losses(i)	9,919	7,759
Network incentive obligation	17,397	27,147
Other current liabilities	15,225	20,112
Total accrued and other current liabilities	$168,919	$224,594
_________________
(1)The reconciliation of the beginning and ending accrued transaction dispute losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued transaction dispute losses, beginning of the period	$12,408	$6,913	$7,759	$4,385
Provision for transaction dispute losses	13,074	10,492	31,045	24,125
Realized losses	(15,563)	(10,940)	(28,885)	(22,045)
Accrued transaction dispute losses, end of the period	$9,919	$6,465	$9,919	$6,465
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Network incentive obligation, net of current portion	$37,566	$43,826
Other non-current liabilities	2,347	2,283
Total other non-current liabilities	$39,913	$46,109
NOTE 10 – INDEBTEDNESS
Revolving Credit Facilities
As of December 31, 2024, the Company was party to a credit agreement with certain lenders, which provided for a $125.0 million senior secured credit facility maturing on June 5, 2028 (the “prior facility”). As of December 31, 2024, the Company had letters of credit outstanding under the prior facility in a face amount of $20.1 million, which resulted in remaining borrowing capacity under the prior facility of $104.9 million, and no revolving loans had been drawn under the prior facility.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
On March 31, 2025, the Company terminated the prior facility and entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as the administrative agent, the collateral agent, a letter of credit issuer and a lender, First-Citizens Bank & Trust Company, as a letter of credit issuer and a lender, and Goldman Sachs Lending Partners LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, MUFG Bank Ltd., Texas Capital Bank, and Deutsche Bank AG New York Branch, as lenders, which provides for a $475.0 million senior secured revolving credit facility maturing on March 31, 2030 (the “credit facility”), or such later date as may be extended in accordance with the terms of the credit facility. As of June 30, 2025, the Company had letters of credit outstanding thereunder in a face amount of $31.4 million. As of June 30, 2025, no funds have been drawn under the credit facility.
Loans under the credit facility initially bear interest at the Company’s option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), based on an interest period of one, three, or six months, plus an applicable margin of 1.50% or (ii) a base rate (the “base rate”) equal to the highest of (A) the prime rate, (B) the effective federal funds rate, plus 0.50%, and (C) Term SOFR for a one-month interest period plus 1.00%, in each case plus 0.50%. From and after the date financial statements are delivered under the credit facility for the fiscal quarter ending June 30, 2025, the applicable margin for (a) Term SOFR loans shall be either 1.50% or 1.25% and (b) base rate loans shall be either 0.50% or 0.25%, in each case, depending on the Company’s Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the credit agreement for the credit facility). The Term SOFR rate is at all times subject to a floor of 0%. The Company is obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee.
The Company’s obligations under the credit facility are required to be guaranteed by certain of its subsidiaries. Such obligations, including the guaranties, are secured by substantially all of the Company’s assets and those of the subsidiary guarantors. The credit facility includes customary affirmative and negative covenants, including, among others, restrictions on debt, liens, investments, fundamental changes, dividends, distributions, repurchases and/or redemptions of equity interests, and transactions with affiliates. In addition, the credit facility requires the Company to satisfy a minimum liquidity covenant. The Company was in compliance with all covenants as of June 30, 2025.
NOTE 11 – REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
As of December 31, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 416,094,141 shares of $0.0001 par value common stock, of which 66,950,736 shares were issued and outstanding. The holder of each share of common stock had the right to one vote for each such share.
In connection with the completion of the IPO on June 13, 2025, the Company filed its Charter, which authorizes three classes of $0.0001 par common stock: 5.0 billion shares of Class A common stock, 65.0 million shares of Class B common stock and 500.0 million shares of Class C common stock. As of June 30, 2025, the Company had 338,594,524 shares of Class A common stock, 32,182,289 shares of Class B common stock, and no shares of Class C common stock issued and outstanding.
The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have zero voting rights, except as otherwise required by law. Common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the three and six months ended June 30, 2025 and 2024.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the Company’s IPO, all of the Company’s then-outstanding shares of redeemable convertible preferred stock were automatically converted into 258,667,796 shares of common stock and, in connection with the IPO, all shares of voting common stock underlying the redeemable convertible preferred stock were reclassified into an equivalent number of shares of Class A common stock. The holders of the Company’s redeemable convertible preferred stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges, in respect of the redeemable convertible preferred stock. All of such rights, preferences, and privileges associated with the redeemable convertible preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion mentioned above.
The following table summarizes redeemable convertible preferred stock as of December 31, 2024 and immediately prior to the conversion into common stock upon completion of the IPO:

Class	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Preference	Per Share Dividend Per Annum	Carrying Value, Net of Issuance Costs
Series Seed	8,447,522	8,447,522	$0.172000	$1,453	$0.01032	$1,437
Series A	22,879,812	22,879,812	0.272000	6,223	0.01632	6,109
Series A-2	18,051,770	18,051,770	0.259180	4,679	0.01555	4,604
Series B	28,863,992	28,863,992	0.470340	13,576	0.02822	12,615
Series C	31,700,221	31,700,221	2.125790	67,388	0.17006	67,266
Series C-1	770,230	770,230	2.125790	1,637	0.17006	36
Series D	76,687,100	76,687,100	5.224700	400,667	0.41798	400,420
Series E	40,551,970	40,551,970	17.261800	700,000	1.38090	699,674
Series F	14,662,469	14,513,241	40.920800	593,893	3.27370	593,608
Series G	15,998,308	15,998,298	69.069800	1,104,999	5.52560	1,104,352
Total	258,613,394	258,464,156		$2,894,515		$2,890,121
Preferred Stock
In connection with the Company’s IPO, the Charter became effective which authorized the issuance of 100.0 million shares of preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.
Common Stock Warrants
The Company has issued warrants to purchase its common stock to non-employee service providers and others in connection with debt financings, credit facilities, and promissory notes. The Company recorded the warrants within stockholders’ equity.
As of June 30, 2025 and December 31, 2024, there were 787,840 warrants outstanding and exercisable with a weighted average exercise price of $0.10. The weighted average remaining life as of June 30, 2025 and December 31, 2024 was 1.54 years and 2.03 years. There was no warrant activity in the six months ended June 30, 2025.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 12 – STOCK-BASED COMPENSATION
Equity Incentive Plans
The 2012 Stock Option and Grant Plan, as amended (the “2012 Plan”) was adopted, approved, and became effective in August 2012. Under the 2012 Plan, the Company was authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), unrestricted stock awards, RSUs, and PSUs. In connection with the IPO, the 2012 Plan was terminated effective immediately prior to the effectiveness of the 2025 Equity Incentive Plan (the “2025 Plan”). Under the 2025 Plan, the Company is authorized to grant ISOs, within the meaning of Section 422 of the Code, to employees and any parent and subsidiary corporations’ employees, as well as NSOs, RSAs, RSUs, PSUs, stock appreciation rights, and performance awards to employees, directors, and consultants, and the Company’s parent and subsidiary corporations’ employees and consultants.
Under the 2025 Plan, the Company initially reserved 46,500,000 shares of Class A common stock. In addition, the shares reserved for issuance under the 2025 Plan also includes any shares subject to stock options, restricted stock units, or similar awards granted under the 2012 Plan that, on or after the effective date of the IPO, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest (provided that the maximum number of shares that may be added to the 2025 Plan pursuant to this sentence is 91,000,000 shares). The number of shares available for issuance under the 2025 Plan also includes an annual increase on the first day of each fiscal year beginning with the Company’s 2026 fiscal year, equal to the lesser of: (1) 46,500,000 shares of common stock, (2) five percent (5%) of the total number of shares of all classes of the Company’s outstanding common stock as of the last day of the immediately preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine no later than the last day of the immediately preceding fiscal year.
As of June 30, 2025, there were 58,565,109 shares of Class A common stock reserved for future issuance under the 2025 Equity Incentive Plan.
Stock Options
The Company awards stock options with service-based vesting conditions to employees, generally vesting over a four-year period and contingent upon continued employment on each vesting date (“service-based stock options”). In 2024, the Company also granted stock options with performance-based vesting conditions to certain executives.
Stock options are granted with an exercise price of at least 100% of the fair market value of the Company’s stock at the date of grant and are exercisable when vested. In the event that an employee owns greater than 10% of the total combined voting power of all classes of stock of the Company, the exercise price must not be less than 110% of the fair market value of the Company’s stock at the date of grant.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Service-based stock options
A summary of the Company’s service-based stock option activity for the year ended June 30, 2025 is as follows:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	31,463,015	$6.87	5.42	$567,641
Granted	2,466,800	27.90
Exercised	(732,914)	1.46
Forfeited/Cancelled	(46,647)	13.89
Balance as of June 30, 2025	33,150,254	$8.54	5.32	$860,840
Vested and expected to vest as of June 30, 2025	33,150,254	$8.54	5.32	$860,840
Exercisable as of June 30, 2025	26,165,118	$5.39	4.38	$761,943
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options with an exercise price below such estimated fair value. Aggregate intrinsic value for stock options exercised for the six months ended June 30, 2025 was $19.2 million.
Performance stock options
In March 2024, the Company granted 1,200,000 stock options to certain executives, subject to both a service-based vesting condition and a performance-based vesting condition, each of which must be satisfied in order for an option share to vest. The service-based vesting schedule is satisfied in 48 equal monthly installments over four years following the vesting commencement date. The performance conditions relate to the achievement of specified revenue and other financial metric targets for the 2024 fiscal year as compared to 2023. In the first quarter of 2025, it was determined that the performance conditions were met for 400,000 shares pursuant to such awards and the remaining 800,000 shares pursuant to such awards were cancelled.
The following table summarizes the performance stock option activity for the six months ended June 30, 2025:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	1,200,000	$17.35	9.24	$9,071
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(800,000)	17.35
Balance as of June 30, 2025	400,000	$17.35	8.74	$6,864
Vested and expected to vest as of June 30, 2025	400,000	$17.35	8.74	$6,864
Exercisable as of June 30, 2025	133,332	$17.35	8.74	$2,288

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
RSAs
Service-Based RSAs
A summary of the Company’s service-based RSA activity for six months ended June 30, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	799,822	$23.25
Granted	—	—
Vested	(133,299)	23.25
Forfeited/Cancelled	—	—
Balance as of June 30, 2025	666,523	$23.25
The total value of shares vested in the six months ended June 30, 2025 was $4.2 million. No service-based RSAs vested in the six months ended June 30, 2024.
Performance-Based RSAs
As of June 30, 2025 and December 31, 2024, the Company had 509,186 performance-based RSAs outstanding at a weighted average grant date fair value of $23.25. There were no shares granted, vested, or forfeited in the in the six months ended June 30, 2025.
RSUs
A summary of the Company’s service-based RSUs activity is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Unvested as of December 31, 2024	39,328,435	$24.18
Granted	10,639,574	28.06
Vested	(121,747)	26.74
Vested and settled (1)	(25,352,450)	26.20
Forfeited/Cancelled	(1,361,532)	22.18
Unvested as of June 30, 2025	23,132,280	$23.86
__________________
(1)Includes 11,948,867 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the six months ended June 30, 2025.

The total value of service-based RSUs vested in the six months ended June 30, 2025 was $688.5 million

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
PSUs
Performance-based PSUs
A summary of the Company’s performance-based PSU activity for six months ended June 30, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	1,929,943	$23.25
Granted	4,800,000	28.10
Vested	—	—
Forfeited/Cancelled	—	—
Balance as of June 30, 2025	6,729,943	$26.71
In June 2024 in connection with the acquisition of Salt Labs, Inc., certain employees were granted 1,929,943 PSUs which vest based upon the achievement of designated operational metrics, continued employment, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO.
In April 2025, the Co-Founders were granted 4,800,000 PSUs which vest based upon the achievement of growth and profit performance-based metrics, continued employment, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO.
Market-based PSUs
Additionally, in April 2025 the Co-Founders were granted 1,600,000 PSU awards which vest based upon the achievement of stock price hurdle market-based metrics, continued employment, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO. The fair value of these PSUs with a market condition was determined using a Monte Carlo valuation model that incorporated multiple stock price paths and probabilities that the Company stock price hurdles are met, with the following weighted-average assumptions:

Expected volatility	63.70%
Risk-free interest rate	3.92%
Expected dividend yield	—
The weighted-average grant date fair value per share of the awards was $23.96.
All 1,600,000 market-based PSUs were outstanding as of June 30, 2025, as none have vested or been cancelled.
2025 Employee Stock Purchase Plan
The Company’s board of directors adopted, and the Company's stockholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 related to the IPO. A total of 9,300,000 shares of Class A common stock were initially reserved for sale under the ESPP. The number of shares of Class A common stock reserved for sale will automatically increase on the first day of each fiscal year beginning with the 2026 fiscal year, equal to the lesser of: (1) 9,300,000 shares, (2) one percent (1%) of the total number of shares of all classes of the Company’s common stock outstanding as of the last day of the immediately preceding fiscal year, or (3) such other amount as the board of directors may determine no later than the last day of the immediately preceding fiscal year.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator, but not exceeding 15% of their eligible compensation, from time to time in its discretion to purchase common stock at a discounted price per share.
As of June 30, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors as the administrator of the ESPP. As of June 30, 2025, there remained 9,300,000 shares reserved for sale under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense for the six months ended June 30, 2024 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Member support and operations	$119,517	$1,010	$120,641	$2,073
Sales and marketing	42,406	275	42,889	500
Technology and development	530,249	2,689	533,952	4,256
General and administrative	217,975	2,445	221,361	4,765
Total	$910,147	$6,419	$918,843	$11,594
Included in the table above, the Company recorded stock-based compensation of $885.8 million related to service-based RSUs, $10.6 million related to performance-based PSUs, and $4.2 million related to market-based PSUs in the three and six months ended June 30, 2025 as the liquidity condition for these awards was satisfied in connection with the Company’s IPO.
During the three and six months ended June 30, 2025, the Company capitalized $0.2 million and $0.2 million each period of stock-based compensation expense related to capitalized internal-use software. During the three and six months ended June 30, 2024, the Company capitalized nil each period of stock-based compensation expense related to capitalized internal-use software.
As of June 30, 2025, there was $564.3 million of unrecognized stock based compensation expected to be recognized over a weighted average period of 2.43 years.
NOTE 13 – NET INCOME (LOSS) PER SHARE
The Company presents net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, and considered redeemable convertible preferred stock which was outstanding prior to the Company’s IPO to be participating securities. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.
In connection with the IPO, the Company amended its certificate of incorporation and created multiple classes of common stock (see Note 2). Class A, Class B, and Class C common stock share proportionately, on a per share basis, in the Company’s net income (losses) and participate equally in the dividends on common stock, if declared. The Company allocates net income (losses) attributable to common stock between each class of common stock on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share or each class of common stock are equivalent.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company calculates basic net income (loss) per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of redeemable convertible preferred stock, stock options, RSUs, and common stock warrants to the extent these are dilutive. Basic and diluted net income (loss) per share is the same for all periods presented because the effects of potentially dilutive items were anti-dilutive.
The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(923,376)	$385	$(910,437)	$16,288
Less: Undistributed earnings attributable to redeemable convertible preferred stockholders	—	(385)	—	(16,288)
Net income (loss) attributable to common stockholders, basic and diluted	$(923,376)	$—	$(910,437)	$—
Denominator:
Weighted-average number of common shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic and diluted	126,620,499	64,677,568	96,412,477	64,558,990
Net income (loss) per share, basic and diluted	$(7.29)	$—	$(9.44)	$—
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock on an as-converted basis	—	258,667,796	—	258,667,796
Outstanding options to purchase common stock	33,550,254	32,748,497	33,550,254	32,748,497
Unvested service-based RSUs	23,132,280	36,625,556	23,132,280	36,625,556
Unvested performance-based PSUs	6,729,943	1,929,943	6,729,943	1,929,943
Unvested market-based PSUs	1,600,000	—	1,600,000	—
Unvested restricted stock awards	1,175,709	1,442,297	1,175,709	1,442,297
Warrants to purchase common stock	787,840	787,840	787,840	787,840
Total anti-dilutive securities	66,976,026	332,201,929	66,976,026	332,201,929

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 14 – RELATED PARTY TRANSACTIONS
As of December 31, 2024, a member of the Company's board of directors was an executive officer of Dallas Basketball Limited (“the Dallas Mavericks”). The Company is party to a multi-year sponsorship agreement with the Dallas Mavericks. During the three and six months ended June 30, 2024 the Company paid $0.4 million and $6.4 million in sponsorship fees as part of the agreement. There were no balances outstanding or due as of December 31, 2024. The board member ceased serving as an executive officer of the Dallas Mavericks in 2025.
In 2022, the Company established the Chime Scholars Foundation (the “Foundation”), which is a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipients generally located in the communities the Company serves. In furtherance of this initiative, the Company entered into an agreement to gift 3,210,192 shares of the Company’s Class A common stock to the Foundation in ten annual installments commencing upon the Company’s IPO. The first annual installment of 321,019 shares of Class A common stock were transferred to the Foundation in June 2025. During the three and six months ended June 30, 2025, the Company recognized $11.2 million of stock-based charitable contribution for the fair value of donated shares, based on the closing stock price on the day of donation, within general and administrative expenses in the condensed consolidated statement of operations. Cash donations are recognized as expenses when paid to the Foundation. During the three and six months ended June 30, 2025, cash donations were nil and $0.7 million. During the three and six months ended June 30, 2024, cash donations were $1.2 million.
NOTE 15 – INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$(924,423)	$463	$(909,932)	$16,004
Provision (benefit) for income taxes	(1,047)	78	505	(284)
Effective tax rate	0.1%	16.8%	(0.1)%	(1.8)%
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, the Company updates its estimated annual ETR and make a year-to-date calculation of the provision.
The Company’s ETR was 0.1% and (0.1)% for the three and six months ended June 30, 2025. The primary difference between the ETR and the federal statutory tax rate for each period was due to the non-deductible executive compensation, the excess tax benefits from stock-based compensation and valuation allowance on the Company’s deferred tax assets. Tax expense for the six months ended June 30, 2025 was primarily due to certain state taxes. The Company’s ETR was 16.8% and (1.8)% for the three and six months ended June 30, 2024. The primary difference between the ETR and the federal statutory tax rate for each period is due to the valuation allowance on the Company’s deferred tax assets. The tax expense consisted of current federal and state taxes.
Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. As of June 30, 2025, the Company maintained a full valuation allowance against the net deferred tax assets in applicable jurisdictions.
On July 4, 2025, H.R. 1 the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. As the legislation was signed into law after the close of the second quarter, the impacts are not included in the Company’s operating results for the six months ended June 30, 2025. Management is currently evaluating the impact of the tax law changes on the Company’s financial statements.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain property under operating leases that expire at various dates. The most significant of these operating leases is the corporate headquarters in San Francisco, California. For the three and six months ended June 30, 2025, rent expense for all operating leases was $2.7 million and $5.5 million. For the three and six months ended June 30, 2024, rent expense for all operating leases was $2.7 million and $5.3 million.
In April 2025, the Company entered into a lease for office space at 122 Fifth Avenue, New York, New York with a commencement date based on delivery of the premises in agreed-upon condition. The lease has a term of 11 years, 2 months from the commencement date. Base rent payments are approximately $7.5 million annually for the first six years and $8.2 million annually for the remainder of the term, subject to a rent abatement period of fourteen months beginning on the commencement date. As of June 30, 2025, the lease had not yet commenced.
The Company’s operating lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed operating lease costs	$2,622	$2,503	$5,271	$5,015
Variable operating lease costs	1,940	1,749	3,676	3,703
Short-term lease cost	73	180	216	313
Sublease income	(225)	(219)	(449)	(436)
Total lease cost	$4,410	$4,213	$8,714	$8,595
Variable operating lease costs are primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses.
The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company’s lease assets and lease liabilities were as follows:

June 30, 2025
Weighted average remaining operating lease term (in years)	6.9
Weighted average discount rate	4.95%
Cash flows related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flows:
Payments for operating lease liabilities	$4,934	$4,526	$9,810	$8,486

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of June 30, 2025 were as follows:

Remainder of 2025	$9,956
2026	15,741
2027	21,005
2028	20,545
2029	21,563
2030	20,710
Thereafter	73,063
Total lease payments	$182,583
Less: imputed interest	41,481
Less: leases executed but not yet commenced	53,238
Total operating lease liabilities	$87,864
Contingencies
In the ordinary course of business, the Company may be subject to various legal proceedings, including, from time to time, actions which are asserted to be maintainable as class action suits, and is at times subjected to government and regulatory proceedings, investigations and inquiries. The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure.
NOTE 17 – SUBSEQUENT EVENTS
During the second quarter of 2025, the Company entered into a new lease agreement for office space in New York City as described in Note 16. The lease commenced on August 1, 2025 and the Company recorded a right-of-use asset of $42.1 million and corresponding lease liability of $53.2 million on its consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024 included in the final prospectus dated June 11, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on June 12, 2025 (the “Final Prospectus”). This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed elsewhere, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Financial data as of and for the three and six months ended June 30, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
Overview
We created Chime to help everyday people make progress in their financial lives. For too long, millions of Americans, including the 75% of the adult population that earn up to $100,000 annually, have struggled with bank relationships that are not always aligned with their best interests. So we set out to create a new approach. We are an asset-light technology company that has pioneered a business model that succeeds when we earn and maintain our members’ trust. Through our direct relationships with FDIC-insured bank partners, we deliver products that address the most critical financial needs of everyday people across spending, saving, accessing liquidity, and building credit, all while avoiding punitive fees.
Through our broad suite of products, we have built trusted relationships with 8.7 million Active Members as of June 30, 2025. The majority of our Active Members rely on Chime to serve as their primary financial relationship, which we believe are the most valuable relationships in consumer financial services. As our members’ central financial hub, Chime becomes the platform through which members consistently deposit their paychecks and conduct their everyday spend, creating durable and long-lasting relationships with high engagement and exceptional member satisfaction.
Our proprietary technology platform and our digital-first approach give us both a radical cost-to-serve advantage and greater innovation velocity compared to traditional banks. We believe these advantages will improve over the long term as we continue to scale. This structural advantage is complemented with a payments-based business model that is aligned with our members: we primarily generate revenue when members spend using a Chime-branded debit or credit card, based on fees paid via the card networks, rather than fees paid to us by our members.
Importantly, our members typically use Chime-branded debit and credit cards for non-discretionary expenses, such as food, groceries, gas, and utilities, which makes our payments revenue more resilient to changes in economic conditions. Recurring paycheck deposits through our platform also provide a first-in-line repayment position for Chime-branded liquidity products. This enables us to offer our members access to valuable, short-term credit and liquidity products at scale when our members need it most, while maintaining low loss rates.
We are bold in our ambition to build a generational consumer brand that empowers everyday Americans to make progress in their financial journeys.

Recent Developments
On June 13, 2025, we closed our IPO of 36,800,000 shares of Class A common stock at a public offering price of $27.00. 30,700,765 shares of Class A common stock were sold by us, including 4,800,000 shares pursuant to the exercise of the option granted to the underwriters to purchase additional shares, and 6,099,235 shares of Class A common stock were sold by selling stockholders. We received net proceeds from the IPO of $770.6 million after deducting underwriting discounts and offering costs. In connection with the IPO, 32,182,289 shares of our Class A common stock owned by Christopher Britt, our co-founder, Chief Executive Officer and Chair, and Ryan King, our co-founder and a member of our board of directors (our “Co-Founders”) and their related entities were exchanged for an equivalent number of shares of Class B common stock.
In the second quarter of 2025, we recognized a total of $928.1 million in stock-based compensation expense and related payroll taxes, of which $885.8 million was stock-based compensation expense associated with RSUs, including $10.6 million related to performance-based and $4.2 million related to market-based PSUs, as a result of the satisfaction of the liquidity-based vesting condition upon the effective date of the Registration Statement on Form S-1 filed in connection with our IPO. To meet the related tax withholding requirements for RSUs settled, we withheld 11,948,867 of the 25,352,450 shares of Class A common stock issuable to holders of vested RSUs. Based on the IPO price of $27.00 per share, the tax withholding obligation was $322.6 million, which was paid within the quarter.
Key Metrics and Non-GAAP Financial Measures
We review several operating and financial metrics, including the key metrics set forth below, to help us evaluate our business and growth trends, establish budgets, evaluate the effectiveness of our investments, and assess operational efficiencies. Our definitions for such key metrics may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our key metrics as comparative measures.
Key Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Purchase Volume	$32,430	$27,582	$66,970	$56,748
Purchase Volume
We define Purchase Volume as the total dollar value of member purchase transactions using Chime-branded debit or credit cards during a given period, net of any adjustments or refunds. Purchase Volume is a key driver of payments revenue, because the interchange fees upon which our payments revenue is based are generally determined as a percentage of the underlying transaction value plus a fixed amount per transaction based upon rates set by the card networks. Purchase Volume is also a key indicator of aggregate member engagement. Purchase Volume does not include other types of transaction volumes such as deposits, ATM withdrawals, SpotMe and MyPay advances, sending or receiving funds with Pay Anyone, and ACH or direct debit transfers. Purchase Volume exhibits seasonality, most prominently in the first quarter of each year due to increased spending following our members’ receipt of tax refunds.

	Three Months Ended June 30,
(in millions, except for Average Revenue per Active Member)	2025	2024
Active Members	8.7	7.1
Average Revenue per Active Member (ARPAM)	$245	$218
Active Members
We define an Active Member as a member who has initiated a money movement transaction on our platform in the last calendar month of the applicable period. Member-initiated money movement transactions include, but are not limited to, purchases with Chime-branded debit or credit cards, funding a member account, withdrawing funds from an ATM, sending or receiving funds with Pay Anyone, or taking a MyPay advance. Active Members are a key indicator of the scale of our engaged member base. The number of Active Members exhibits modest seasonality, with a slight increase typically occurring in the first quarter of a year, when our members often receive tax refunds through their Chime account, which has resulted in increased money movement transactions, including a larger number of members re-engaging with us on an Active basis.
Average Revenue per Active Member (“ARPAM”)
We define Average Revenue per Active Member (“ARPAM”) as revenue generated in the calendar quarter multiplied by four and divided by the average of the number of Active Members at the end of the prior quarter and the end of the current quarter. ARPAM is a key indicator of our ability to monetize member engagement, as it captures both the impact of payments revenue from Purchase Volume as well as the monetization of products that contribute to platform-related revenue. Since ARPAM historically has largely been driven by Purchase Volume, the seasonality exhibited by Purchase Volume, which occurs most prominently in the first quarter of each year due to increased spending following our members’ receipt of tax refunds, has resulted in quarterly fluctuation of ARPAM.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial trends and for internal planning and forecasting purposes.
We use transaction profit, transaction margin, adjusted EBITDA, and adjusted EBITDA margin in conjunction with GAAP measures to evaluate our operating performance, formulate business plans, prepare budgets and forecasts, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. We believe that our non-GAAP financial measures provide useful information to investors, analysts and others about our business and financial performance, enhance their overall understanding of our performance and can assist in providing a more consistent and comparable overview of our financial performance across periods. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected on our consolidated statements of operations. Thus, our non-GAAP financial measures should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view our non-GAAP financial measures in conjunction with their respective most directly comparable financial measure calculated in accordance with GAAP.

Transaction Profit and Transaction Margin
We define transaction profit as gross profit less transaction and risk losses. We define transaction margin as transaction profit divided by revenue. We believe that transaction profit and transaction margin are key measures of the incremental profit generated by member transactions.
The following table presents a reconciliation of gross profit to transaction profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Gross profit	$461,029	$333,710	$919,355	$678,235
Gross margin	87%	87%	88%	87%
Adjusted for: Transaction and risk losses	98,247	35,000	207,392	71,038
Transaction profit	$362,782	$298,710	$711,963	$607,197
Transaction margin	69%	78%	68%	78%
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss), adjusted for (i) depreciation and amortization expense, (ii) other income (expense), net, (iii) provision (benefit) for income taxes, (iv) stock-based compensation expense including related payroll tax, and (v) certain expenses that do not reflect our core operations and may vary significantly from period to period, including restructuring charges, impairment charges, stock-based charitable expense, and certain legal and regulatory charges, as applicable. We define adjusted EBITDA margin as adjusted EBITDA divided by revenue. We believe that adjusted EBITDA and adjusted EBITDA margin are key measures of our operating performance, and management uses these measures to formulate business plans, prepare budgets and forecasts, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. We have increased our adjusted EBITDA margin as a result of Active Member and Purchase Volume growth, realized operating leverage through increased scale, and from efficiently managing our operating costs.
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net income (loss)	$(923,376)	$385	$(910,437)	$16,288
Net margin	(175)%	—%	(87)%	2%
Adjusted for:
Depreciation and amortization expense	7,411	6,117	14,669	11,351
Other (income) expense, net(1)	(6,215)	(9,904)	(11,569)	(20,413)
Provision (benefit) for income taxes	(1,047)	78	505	(284)
Stock-based compensation expense and related payroll tax	928,062	6,419	936,758	11,594
Stock-based charitable contribution expense	11,168	—	11,168	—
Adjusted EBITDA	$16,003	$3,095	$41,094	$18,536
Adjusted EBITDA margin	3%	1%	4%	2%
__________________
(1)Relates primarily to interest income, which consists of interest and dividends earned on our cash and cash equivalents and marketable securities.

Components of our Results of Operations
Revenue
Payments Revenue
We recognize payments revenue based on interchange fees generated from purchase transactions made by members using their Chime-branded debit and credit cards. Our bank partners, as issuing banks, collect the interchange fees from these transactions, and pass amounts onto us based on these fees. Our payments revenue reflects the gross amount of the interchange fees. Interchange fees are generally determined as a percentage of the underlying transaction value plus a fixed amount per transaction based upon rates set by the card networks.
To deliver payment services to members, we contract with our bank partners to provide Chime members with access to deposit products and services such as full-featured, FDIC-insured checking accounts, debit cards, and secured credit cards.
Platform-Related Revenue
We earn platform-related revenue from other products offered to our members that provide additional convenience, financial management tools, and access to liquidity. These products include access to ATMs, MyPay, high yield savings, third-party partnerships, SpotMe, and cash deposits.
We offer our members access to over 45,000 fee-free ATMs. Each time members withdraw money at certain ATMs that are not in our network of fee-free ATMs, we charge them a fixed ATM fee in accordance with the terms and conditions in the member agreements. As we maintain control of the integrated transaction processing services before delivery to our members, we record revenue on a gross basis.
We offer our members access to MyPay, which enables members to receive money in advance of payday up to a predetermined limit for free within 24 hours, or instantly for a flat fee. We recognize the instant transfer fee net of fees paid to bank partners that are related to the product as revenue. We record on-balance sheet MyPay receivables as loans held for investment, net on the consolidated balance sheets and accrue instant transfer fee revenue for these loans using the effective interest rate method. For the off-balance sheet MyPay receivables that are retained by either of the bank partners, we recognize revenue based on the instant transfer fee, net of fees paid to bank partners, at an amount that approximates fair value.
We offer our members access to high yield savings accounts with no minimum deposit requirements. Member savings account balances are held in interest bearing deposit accounts offered through our bank partners. Under the terms of our applicable contractual agreements with each bank partner, member deposits are either placed in the community deposit sweep program or held by our bank partners. The earned interest is passed to us which we recognize as revenue, net of the interest paid to our members. Under the terms of our applicable contractual agreements, the interest rate paid to members by Bancorp is determined by us and the interest rate paid to members by Stride is determined by agreement between us and Stride.
We also generate revenue from third-party partnership agreements through products where we receive payment from partners that offer products and services to members on the Chime app, such as Experian Boost, which provides an opportunity for members to raise their FICO scores by paying eligible bills through Chime, and our Offers Marketplace, where members can receive discounts on life, renters, pet, and car insurance, utilities, wireless plans, and other third-party products.
We offer our members access to SpotMe, a fee-free overdraft protection product that allows enrolled members to overdraw their account up to a predetermined limit free of charge. Members may tip Chime, at their discretion, for the use of the feature once the overdraft is repaid and may rescind the tip during the specified refundable period as defined in the member agreement. We defer the recognition of revenue until the expiration of the refundable period.

Members can deposit cash into their accounts for free at certain retail locations or for a fee at other retail locations. Through contracts with third party cash deposit networks, we earn revenue upon each qualifying cash deposit outside our free network at a rate that varies depending on the cash deposit network and retailer. We do not have the primary responsibility for fulfilling members’ cash deposit requests and we recognize revenue net of fees paid to our third-party cash deposit networks upon settlement of the cash deposit in the members’ accounts.
Cost of Revenue
Cost of revenue consists primarily of transaction processing and bank partner costs, and card and ATM network expenses, net of incentives.
Transaction Processing and Bank Partner Costs
Transaction processing and bank partner costs include expenses incurred related to our third-party processor, which processes transactions and provides a ledger for member accounts. These third-party processor costs are generally equal to a fixed amount per transaction coupled with a large-volume discount factor. Transaction processing and bank partner costs also include hosting and software costs, including the amortization of internal-use software, related to ChimeCore, our proprietary payment processor and ledger that launched in 2024, and the internal-use software supporting the MyPay product and others. Our third-party processor, which processed transactions and provided a ledger for member accounts prior to the launch of ChimeCore, continues to do so for member accounts not yet migrated to ChimeCore. Additionally, transaction processing and bank partner costs include payments to bank partners, including fees paid for serving as our card issuing bank and for card network sponsorship. These expenses are predominantly based on a specified percentage of the Purchase Volume at each respective bank partner, which percentage generally decreases with scale.
Card and ATM Network Expenses, Net of Incentives
We pay card and ATM networks for providing the worldwide networks through which card payment and ATM transactions are authorized, processed, and settled. These fees are generally based on the Purchase Volume and the total number of transactions in the period, and vary by network and transaction type. As part of our overall agreements with card networks, we also have marketing and incentive arrangements that provide us with certain incentives on a periodic basis, including quarterly and annual incentives based on transaction volumes in the period, contract signing bonus, and other marketing incentives. We record these incentives as a reduction to the cost of revenue as they are earned.
Our cost of revenue will be impacted by our growth as well as our ability to drive efficiencies in transaction processing and bank partner costs, including through our transition of transaction processing to ChimeCore, as well as card and ATM costs, net of incentives. In absolute dollars, we expect that cost of revenue will fluctuate from period to period in the near term and increase in the long term. As a percentage of revenue, we expect cost of revenue will fluctuate from period to period in the near term and decline in the long term as we scale.
Gross Profit
Gross profit consists of our total revenue minus total cost of revenue.
Operating Expenses
Transaction and Risk Losses
Transaction and risk losses primarily consist of losses relating to liquidity products both on- and off-balance sheet, overdrawn member accounts, and transaction dispute losses.

Losses relating to our off-balance sheet receivables that are retained by bank partners and relate to MyPay and SpotMe, as well as other instances where a member’s account is overdrawn, are estimated at each period end and recognized on our consolidated balance sheets as our product obligation. This obligation is measured at fair value, using a discounted cash flow model to calculate the present value of future cash flows, estimated for the discount rate and expected loss rates based on current period data and historical trends. Changes in fair value of the product obligation related to credit exposure are recorded as transaction and risk losses for the period.
Our credit obligations relating to MyPay receivables we purchase, which are reflected on our balance sheet as loans held for investment, are recorded as a provision for credit losses within transaction and risk losses.
Transaction dispute losses result from member-initiated disputes with merchants or due to processing fraudulent transactions. We estimate the provision for transaction dispute losses each period based on current period data points and historical trends related to loss rates.
Our transaction and risk losses will be impacted by the expansion of existing liquidity products and the introduction of new liquidity products offered through our platform. Following the launch of MyPay in 2024, our transaction and risk losses have increased. In absolute dollars, we expect that transaction and risk losses will fluctuate from period to period in the near term and increase in the long term compared to the second quarter of 2025. As a percentage of revenue, we expect that transaction and risk losses will fluctuate from period to period in the near term and in the long term compared to the second quarter of 2025.
Member Support and Operations
Member support and operations expenses include the costs of the third-party vendors we use for certain member support and loss prevention services, the costs of physical debit and credit card issuance, software to help manage member interactions, and member onboarding and account verification expenses. Member support and operations also includes personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in member support, risk, and operations functions, and allocated overhead.
In absolute dollars, we expect that member support and operations expenses will fluctuate from period to period in the near term and increase in the long term as we continue to grow our Active Member base. As a percentage of revenue, we expect that member support and operations expenses will fluctuate from period to period in the near term and decrease in the long term as we scale and continue to drive operational efficiencies, including through the use of AI and automation.
Sales and Marketing
Sales and marketing expenses consist primarily of general marketing and promotional activities, including advertising costs associated with the production and communication of advertisements in various media outlets, referral bonuses given to members who refer another member to Chime with certain qualifying conditions, and other marketing incentives. Sales and marketing expenses also include personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in sales and marketing functions and allocated overhead.
In absolute dollars, we expect that sales and marketing expenses will generally increase from period to period in the near term and increase in the long term as we continue to invest in member acquisition. As a percentage of revenue, we expect that sales and marketing expenses will fluctuate from period to period in the near term and decrease in the long term as we scale and continue to drive operational efficiencies, including through the use of AI and automation.
Technology and Development
Technology and development expenses primarily consist of personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in the engineering, product management, data, and design functions and allocated overhead, as well as certain costs for cloud infrastructure, and other costs to support and improve our platform.

In absolute dollars, we expect that technology and development expenses will generally increase from period to period in the near term and increase in the long term as we continue to make investments in product innovation. As a percentage of revenue, we expect that technology and development expenses will fluctuate from period to period in the near term and decrease in the long term as we scale and continue to drive operational efficiencies, including through the use of AI and automation.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including salaries, employee benefit costs, and stock-based compensation for employees engaged in the security, legal, compliance, human resources and finance functions, and allocated overhead. General and administrative also includes professional services fees, business software, and legal and regulatory settlements.
We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq listing standards, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. We also expect to increase the size of our general and administrative function to support our increased compliance requirements and the growth of our business. In absolute dollars, we expect that general and administrative expenses will generally increase from period to period in the near term and increase in the long term. As a percentage of revenue, we expect that general and administrative expenses will fluctuate from period to period in the near term and decrease in the long term as we scale.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of amortization of our capitalized software and depreciation on our property and equipment.
Other Income, Net
Other income, net primarily includes interest income, which consists of interest and dividends earned on our cash and cash equivalents and marketable securities.
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business. Our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$528,149	$384,214	$1,046,893	$776,186
Cost of revenue(1)	67,120	50,504	127,538	97,951
Gross profit	461,029	333,710	919,355	678,235
Operating expenses:
Transaction and risk losses	98,247	35,000	207,392	71,038
Member support and operations(2)	203,097	69,821	281,706	137,889
Sales and marketing(2)	185,006	118,021	317,579	235,068
Technology and development(2)	621,754	75,371	699,636	150,301
General and administrative(2)	279,667	41,638	326,840	80,890
Depreciation and amortization(1)	3,896	3,300	7,703	7,458
Total operating expenses	1,391,667	343,151	1,840,856	682,644
Income (loss) from operations	(930,638)	(9,441)	(921,501)	(4,409)
Other income, net	6,215	9,904	11,569	20,413
Income (loss) before income taxes	(924,423)	463	(909,932)	16,004
Provision (benefit) for income taxes	(1,047)	78	505	(284)
Net income (loss)	$(923,376)	$385	$(910,437)	$16,288
Undistributed earnings attributable to preferred stockholders	—	(385)	—	(16,288)
Net income (loss) attributable to common stockholders	$(923,376)	$—	$(910,437)	$—
Net income (loss) per share attributable to common stockholders, basic and diluted	$(7.29)	$—	$(9.44)	$—
Weighted average number of shares outstanding used to compute net income (loss) per share attributable to common stockholders, basic and diluted	126,620,499	64,677,568	96,412,477	64,558,990
__________________
(1)Total depreciation and amortization includes amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization recorded in cost of revenue	$3,515	$2,817	$6,966	$3,893
Depreciation and amortization recorded as operating expense	3,896	3,300	7,703	7,458
Total depreciation and amortization	$7,411	$6,117	$14,669	$11,351

(2)Amounts include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Member support and operations	$119,517	$1,010	$120,641	$2,073
Sales and marketing	42,406	275	42,889	500
Technology and development	530,249	2,689	533,952	4,256
General and administrative	217,975	2,445	221,361	4,765
Total stock-based compensation expense	$910,147	$6,419	$918,843	$11,594
Comparison of the three and six months ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Payments revenue	$366,101	$307,963	$58,138	19%	$741,413	$625,275	$116,138	19%
Platform-related revenue	162,048	76,251	85,797	113%	305,480	150,911	154,569	102%
Total revenue	$528,149	$384,214	$143,935	37%	$1,046,893	$776,186	$270,707	35%
Total revenue for the three and six months ended June 30, 2025 increased by $143.9 million, or 37% and $270.7 million, or 35%, year over year, primarily driven by the growth of our total Active Members and the associated increase in Purchase Volume as well as the launch of MyPay.
Payments revenue
Payments revenue increased by $58.1 million, or 19%, and $116.1 million, or 19%, for the three and six months ended June 30, 2025 compared to the same period in 2024.
For the three months ended June 30, 2025, this increase reflected a $42.7 million, or 19%, increase in revenue from interchange-based fees from debit card transactions and a $15.5 million, or 18%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2024. The increase in payments revenue was driven by a $4.8 billion, or 18%, increase in Purchase Volume for the three months ended June 30, 2025 compared to the same period in 2024. For the three months ended June 30, 2025 and 2024, interchange-based fees from debit card transactions represented 50% and 57% of revenue, with debit card transactions representing 84% of Purchase Volume in both periods. For the three months ended June 30, 2025 and 2024, interchange-based fees from credit card transactions represented 20% and 23% of revenue, with credit card transactions representing 16% of Purchase Volume in both periods.

For the six months ended June 30, 2025, this increase reflected an $85.3 million, or 19%, increase in revenue from interchange-based fees from debit card transactions and a $30.9 million, or 17%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2024. The increase in payments revenue was driven by a $10.2 billion, or 18%, increase in Purchase Volume for the six months ended June 30, 2025 compared to the same period in 2024. For the six months ended June 30, 2025 and 2024, interchange-based fees from debit card transactions represented 51% and 58% of revenue, with debit card transactions representing 84% of Purchase Volume in both periods. For the six months ended June 30, 2025 and 2024, interchange-based fees from credit card transactions represented 20% and 23% of revenue, with credit card transactions representing 16% of Purchase Volume in both periods.
The increase in Purchase Volume was driven, in part, by a 1.6 million, or 23%, increase in Active Members as of June 30, 2025 compared to June 30, 2024. Increasing the number of Active Members on our platform helps drive Purchase Volume, which increases the interchange-based fees generated and the payments revenue that we recognize.
Platform-related revenue
Platform-related revenue for the three and six months ended June 30, 2025 increased $85.8 million, or 113%, and $154.6 million, or 102%, year over year. For the three and six months ended June 30, 2025, the increase was primarily driven by a $69.1 million and $125.8 million increase year over year from the full launch of MyPay in July 2024.
Cost of revenue

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Cost of revenue	$67,120	$50,504	$16,616	33%	$127,538	$97,951	$29,587	30%
Cost of revenue for the three months ended June 30, 2025 increased $16.6 million, or 33%, year over year driven by a $10.0 million increase in card and ATM network expenses, net of incentives, and a $6.6 million increase in transaction processing and bank partner costs, both primarily driven by the increase in Active Members and related increase in Purchase Volume, and an increased level of activity from existing members engaging more frequently with our products.
Cost of revenue for the six months ended June 30, 2025 increased $29.6 million, or 30%, year over year driven by a $15.0 million increase in card and ATM network expenses, net of incentives, and a $14.6 million increase in transaction processing and bank partner costs, both primarily driven by the increase in Active Members and related increase in Purchase Volume, and an increased level of activity from existing members engaging more frequently with our products. Additionally, the increase in transaction processing and bank partner costs included a $3.1 million increase in the amortization of internal-use software relating to revenue generating platforms such as ChimeCore and MyPay.

Operating expenses

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Transaction and risk losses	$98,247	$35,000	$63,247	181%	$207,392	$71,038	$136,354	192%
Member support and operations	203,097	69,821	133,276	191%	281,706	137,889	143,817	104%
Sales and marketing	185,006	118,021	66,985	57%	317,579	235,068	82,511	35%
Technology and development	621,754	75,371	546,383	725%	699,636	150,301	549,335	365%
General and administrative	279,667	41,638	238,029	572%	326,840	80,890	245,950	304%
Depreciation and amortization	3,896	3,300	596	18%	7,703	7,458	245	3%
Total operating expenses	$1,391,667	$343,151	$1,048,516	306%	$1,840,856	$682,644	$1,158,212	170%
Operating expenses increased by $1,048.5 million, or 306%, and $1,158.2 million, or 170%, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 driven by the following changes:
Transaction and risk losses
Transaction and risk losses for the three and six months ended June 30, 2025 increased $63.2 million, or 181%, and $136.4 million, or 192%, year over year. The increase was driven by the full launch of MyPay, which contributed $49.3 million and $103.5 million for the three and six months ended June 30, 2025. Additionally, losses related to SpotMe and other member negative balances increased by $5.0 million in the three months ended June 30, 2025 as a result of higher SpotMe volume driven by the growth in Active Members and increased $18.1 million in the six months ended June 30, 2025 due to higher SpotMe volume and isolated fraud incidents in the first quarter of 2025, when compared to the same periods in 2024.
Member support and operations
Member support and operations expenses for the three and six months ended June 30, 2025 increased by $133.3 million, or 191%, and $143.8 million, or 104%, year over year driven by an increase in stock-based compensation and related payroll tax of $121.6 million in the three months ended June 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.
Sales and marketing
Sales and marketing expenses for the three and six months ended June 30, 2025 increased by $67.0 million, or 57%, and $82.5 million, or 35%, year over year driven by an increase in stock-based compensation and related payroll tax of $43.1 million in the three months ended June 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. Additionally, there was an increase of $20.3 million and $34.0 million in marketing and promotional activities in the three and six months ended June 30, 2025 compared to the prior year.
Technology and development
Technology and development expenses for the three and six months ended June 30, 2025 increased by $546.4 million, or 725%, and $549.3 million, or 365%, year over year driven by an increase in stock-based compensation and related payroll tax of $537.5 million in the three months ended June 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.

General and administrative
General and administrative expenses for the three and six months ended June 30, 2025 increased by $238.0 million, or 572%, and $246.0 million, or 304%, year over year, primarily driven by an increase in stock-based compensation and related payroll tax of $219.4 million in the three months ended June 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.
Other income, net

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Other income, net	$6,215	$9,904	$(3,689)	(37)%	$11,569	$20,413	$(8,844)	(43)%
Other income, net for the three and six months ended June 30, 2025 decreased by $3.7 million, or 37%, and decreased by $8.8 million, or 43%, year over year, primarily attributable to a decrease in interest income due to lower average balance totals and reduced yields on corporate cash and cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources and Uses of Funds
Since inception, prior to our IPO, we have financed our operations primarily through the net proceeds we have received from the issuances of preferred stock and our revenue. As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents of $868.3 million and investments in marketable securities of $225.1 million. On June 13, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $770.6 million after deducting underwriting discounts, commissions and offering expenses payable by us.
As of June 30, 2025, we had $443.6 million in borrowing capacity under our revolving credit facility. Refer to Note 10 - Indebtedness within the notes to our consolidated financial statements in this Quarterly Report for further information.
Our bank partners also retain accounts and receivables related to Chime-branded credit and liquidity products on their balance sheet, and pursuant to the Bancorp MSA, Bancorp committed to retain certain receivables on its balance sheet in an amount, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Based on Bancorp’s tier 1 capital as of June 30, 2025, the amount of this commitment would have been approximately $1.9 billion (with such amount in connection with liquidity products excluding Credit Builder not to exceed approximately $1.2 billion). Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp.
We believe that our current available cash and cash equivalents and investments in marketable securities will be sufficient to meet our working capital needs for at least the next twelve months. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our growth, our ability to attract and retain Active Members, the timing and extent of spending to support our efforts to develop our platform, the growth of liquidity products, including MyPay and SpotMe, the expansion of sales and marketing activities, potential merger and acquisition activity, and other strategic initiatives.

Cash Flows
The following table shows the generation and use of cash for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows provided by (used in):
Operating activities	$2,743	$70,837
Investing activities	$79,126	$(5,174)
Financing activities	$449,930	$7
Cash Flows from Operating Activities
Cash provided by operating activities was $2.7 million for the six months ended June 30, 2025, which consisted of net loss of $910.4 million and an increase in working capital of $151.1 million, offset by non-cash adjustments of $1,064.3 million. Our net loss and non-cash adjustments were driven by $918.8 million in stock-based compensation expense, as the liquidity-based vesting condition for certain equity awards was met in connection with our IPO. The increase in working capital of $151.1 million was primarily driven by a $93.3 million decrease in accrued and other liabilities attributable to the payment of the annual bonus, realized losses on accrued transaction disputes, and the timing of vendor invoices. In addition, there was an increase in product collateral of $31.3 million and settlements of our product obligation of $19.0 million.
Cash provided by operating activities was $70.8 million for the six months ended June 30, 2024, which consisted of net income of $16.3 million and non-cash adjustments of $75.0 million, offset by an increase in working capital of $20.4 million. Non-cash adjustments of $75.0 million primarily reflect amounts relating to transaction and risk loss, which include the change in fair value of our product obligation, provision for transaction dispute losses, and provision for credit losses, as well as amounts relating to stock-based compensation and depreciation and amortization. The increase in working capital of $20.4 million was primarily due to $28.3 million in settlements of our product obligation and an increase of $25.0 million in product collateral, offset by an increase in accrued and other liabilities of $30.5 million primarily attributable to upfront incentives received from card networks in the first quarter of 2024 and partially offset by realized transaction dispute losses.
Cash Flows from Investing Activities
Cash provided by investing activities was $79.1 million for the six months ended June 30, 2025, primarily due to $2,311.6 million in repayments of loans held for investment, $256.5 million from sales of marketable securities and $123.2 million in proceeds from maturities of marketable securities, offset by $2,368.2 million in purchases of loans held for investment and $234.1 million in purchases of marketable securities.
Cash used in investing activities was $5.2 million for the six months ended June 30, 2024, primarily due to $289.5 million in purchases of marketable securities, $54.7 million in purchases of loans held for investment, and $11.0 million related to a business acquisition, offset by $306.9 million in proceeds from maturities of marketable securities and $30.6 million in repayments of loans held for investment.
Cash Flows from Financing Activities
For the six months ended June 30, 2025, cash provided by financing activities was $449.9 million, primarily due to $772.6 million from the issuance of common stock in connection with our IPO, net of offering costs paid, partially offset by taxes paid related to the net share settlement of restricted stock units of $322.6 million
For the six months ended June 30, 2024, cash provided by financing activities was $7.0 thousand, consisting of $0.6 million in proceeds from the exercise of stock options, nearly entirely offset by repurchases of common stock.

Dilution
We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, outstanding restricted stock units, outstanding PSUs, shares reserved for charitable donations and warrants to purchase common stock.
As of June 30, 2025, our fully diluted share count was as follows:

Class A and B common stock issued and outstanding	370,776,813
Stock options outstanding	33,550,254
Service-based RSUs outstanding	23,254,027
PSUs outstanding	8,329,943
Shares reserved for charitable donations	2,889,173
Common stock warrants outstanding	787,840
Total fully diluted share count	439,588,050
For further information see Note 11, “Redeemable Convertible Preferred Stock, Common Stock, and Stockholders’ Equity (Deficit)" and Note 13, “Net Income (Loss) Per Share” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.
Commitments
Leases
As of June 30, 2025, we had future minimum operating lease payments under non-cancelable leases of $182.6 million related to leases we have recognized on our consolidated balance sheet and leases that have been executed but not yet commenced, which are due over the following 6.9 years. Of the non-cancelable lease payments, $10.0 million is payable in the remainder of 2025. For additional discussion on our operating leases, see Note 16 – Commitments and Contingencies within the notes to our unaudited condensed consolidated financial statements.
Purchase Commitments
Our non-cancellable purchase commitments are primarily related to our cloud infrastructure services and third-party payment processor. As of June 30, 2025, we had non-cancellable purchase obligations of $294.9 million, with $104.0 million to be paid in the remainder of 2025 and the remaining amounts thereafter.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
There have been no material changes to our critical accounting policies and estimates as described in our Final Prospectus, except as described below.

Stock-based Compensation
RSUs
Stock-based compensation expense for RSUs with service-based and liquidity-based vesting conditions is recognized on an accelerated attribution method over the requisite service period, which is generally four years, and only if liquidity-based vesting conditions are considered probable to be satisfied. The liquidity-based vesting condition was satisfied upon the effective date of our Registration Statement on Form S-1 filed in connection with our IPO. On that date, we recorded cumulative stock-based compensation expense using the accelerated attribution method for RSUs subject to the liquidity-based vesting condition for which the service-based vesting condition had been fully or partially satisfied. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods.
Performance-based PSUs
We granted restricted stock units with a service condition, a liquidity condition, and other operational performance-based vesting conditions. The awards are measured at fair value of the underlying common stock on the date of grant. Upon consummation of the IPO, we recorded cumulative stock-based compensation expense using the accelerated attribution method for those awards that are expected to vest based on the probability of achieving the performance criteria. We will record the remaining unrecognized expense over the remainder of the expected achievement period for the performance conditions of the awards.
Market-based PSUs
We granted restricted stock units with a service condition, a liquidity condition, and a stock price hurdle market-based vesting condition. The awards are measured at fair value on the date of grant using a Monte Carlo valuation model which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected Company valuation amounts. We record stock-based compensation expense for such awards using the accelerated attribution method over the requisite service period. We determine the requisite service period by comparing the derived service period to achieve the market-based vesting condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period.
Recent Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies within the notes to our unaudited condensed consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to different risks arising from our activities. We have operations both within the United States and Canada, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Sensitivity
Our cash and cash equivalents, and marketable debt securities as of June 30, 2025, were held primarily in cash deposits, money market funds, and U.S. government and agency securities. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

Future borrowings under our credit facility will bear interest based on an applicable margin over underlying index rates. Because the interest rates applicable to borrowings under the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.
Foreign Currency Risk
All of our revenue is earned in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. Our operations in Canada are denominated in Canadian dollars and may be subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A hypothetical 10% increase or decrease in current exchange rates would not have a material impact on our financial results.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may be subject to various legal proceedings, including, from time to time, actions which are asserted to be maintainable as class action suits, and is at times subjected to government and regulatory proceedings, investigations and inquiries. We are not currently subject to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, results of operations, or financial condition. Future litigation may be necessary or warranted to defend ourselves or our partners or to establish or assert our rights. The results of any current or future legal proceedings or litigation cannot be predicted with certainty, and regardless of the outcome, legal proceedings or litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. As of June 30, 2025 and December 31, 2024, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.
ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto. If any of the risks described below actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our business, financial condition, results of operations, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include the following:
•We may be unable to attract and retain Active Members, and maintain and increase the revenue we generate from our Active Members, which may adversely affect our business, financial condition, and results of operations.
•Our relationships with our bank partners are crucial to our business, and we may be unable to maintain our relationship with either of our bank partners, which may adversely affect our business, financial condition, and results of operations.
•Changes in rules and practices regarding interchange fees, card network fees, and other fees and assessments may adversely affect our business, financial condition, and results of operations.
•Our business depends on our strong and trusted brand, and we may fail to maintain and protect our brand, which may adversely affect our business, financial condition, and results of operations.
•Member engagement with our platform relies on member satisfaction. Any failure to maintain member satisfaction or provide reliable member support may cause member engagement with our products to decline and adversely affect our business, results of operations, and financial condition.

•Our success depends on our ability to develop products to address the market for financial services, and we may not be able to develop new products or implement successful enhancements for existing products, which may adversely affect our business, financial condition, and results of operations.
•In addition to our bank partners, we rely on third parties and their systems for a variety of services, and we face risks associated with any failure by these third parties to adequately perform these services, which may adversely affect our business, financial condition, and results of operations.
•We have incurred significant net losses, and we may not be able to achieve or maintain profitability in the future.
•Our business is subject to a wide range of complex and evolving laws and regulations, which are subject to change and to uncertain interpretation, and failure by us or by our bank partners or third-party service providers to comply with such laws and regulations may adversely affect our business, financial condition, and results of operations.
•The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws and regulations to regulate financial services companies and their partners that, independently or together, provide digital banking services. Additional laws and regulations, or new interpretations thereof, may adversely affect our business, financial condition, and results of operations.
•We are subject to risks related to the banking ecosystem, including through our bank partnerships, FDIC regulations and policies, and other regulatory obligations, which may adversely affect our business, financial condition, and results of operations.
•The multi-class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.
Risks Related to Our Business
We may be unable to attract and retain Active Members, and maintain and increase the revenue we generate from our Active Members, which may adversely affect our business, financial condition, and results of operations.
We have experienced rapid growth since inception. As we continue to grow and our business matures, our rate of revenue growth is likely to decline, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this “Risk Factors” section. Our future growth depends in part upon attracting and retaining Active Members. Our future growth also depends in part on maintaining and increasing the revenue we generate from our Active Members, including by increasing ARPAM through maintaining and expanding use of our existing products and driving adoption of new products. We may be unable to attract new Active Members to our platform, retain new or existing Active Members, or maintain and expand our Active Members’ use of our products cost-effectively, at the rate that we expect or at all. Our Active Members have no obligation to continue to use our products and we cannot assure you that they will.
A number of factors may negatively affect Active Member growth and their use and adoption of our products, including if we are unable to introduce compelling products. Active Member growth and their use and adoption of our products may also be negatively affected by changes to our systems, processes, or other technical or operational requirements that impact how members access or use our products, technical or other problems that affect member experience, changes in the regulatory environment or regulations applicable to us, increased competition from traditional, online-only, or emerging financial services or financial technology companies, and harm to our brand. In addition, some products and features, including Get Paid Early, SpotMe, MyPay, Instant Loans, and Chime+, are currently available only to members who make qualifying direct deposits, such as direct depositing their paychecks, through Chime, which may limit our ability to grow these products and increase the revenue we generate from them.

In addition, we have invested and expect to continue to invest in product innovation to attract and retain Active Members and increase ARPAM. These investments may not generate the desired growth in Active Members or lead to increased adoption or usage of our products, or do so cost-effectively. From time to time, we have taken and may in the future take actions intended to drive new Active Member growth, such as removing qualifying direct deposit requirements for certain products or making changes to how accounts can be funded. While these initiatives have resulted and may result in additional new Active Members who initially exhibit lower engagement and reduced levels of ARPAM, we believe these initiatives will enable us to increase overall Active Members and revenue in the long term. Further, the Company has invested in Chime Enterprise, including through the acquisition of Salt Labs, Inc. (“Salt Labs”), to access a large pipeline of potential new members at an efficient cost to drive continued Active Member growth. If Chime Enterprise, including Chime Workplace, does not drive new Active Member growth at the levels we expect or at all, or if Active Members added through Chime Enterprise engage differently with our platform than other members, we may not see returns on these investments. We also depend in part on the use of digital marketing channels to acquire new members, the availability and affordability of which are subject to a variety of factors, including the demand for search terms or display prominence we may bid on these platforms to achieve, and such cost may limit the effectiveness of these programs.
If we fail to attract and retain Active Members or maintain and increase the revenue we generate from our Active Members, or do the foregoing cost-effectively, our revenue may grow more slowly than expected or decline, and our business, financial condition, and results of operations may be adversely affected.
Our relationships with our bank partners are crucial to our business, and we may be unable to maintain our relationship with either of our bank partners, which may adversely affect our business, financial condition, and results of operations.
We rely on our bank partners to provide the banking services offered through our platform, such as opening and maintaining member bank accounts, issuing Chime-branded debit and credit cards, and providing short term loans to our members to support the liquidity products offered through our platform. Our relationships with our bank partners are a crucial part of our business as we do not have a banking license.
Our relationships with our bank partners are governed by several agreements. These agreements give our bank partners discretion in approving aspects of our business practices, including our application and qualification procedures for members and the products we introduce pursuant to such partnerships, and require us to comply with certain risk management standards and other regulations. If we lose our relationships with our bank partners and we are not able to switch to other bank partners, we will not be able to operate our business in its current form. If a bank partner terminates our agreement with them or is unable or unwilling to process member transactions for any reason, including for regulatory reasons, we would need to switch some or all of our member transactions or accounts from the terminating bank to another bank, including to our other bank partner or to one or more new bank partners. Switching a significant portion or all of our member accounts handled by one or both of our bank partners to another bank partner or partners, including contracting with additional banks, may take time and may increase the complexity of our operations, resulting in significant additional costs and diverting management’s attention from other aspects of our business.

We partner with The Bancorp Bank, N.A. (“Bancorp”) pursuant to a master services agreement (as amended, the “Bancorp MSA”) and with Stride Bank, N.A. (“Stride”) pursuant to two main agreements: an amended and restated agreement covering debit card issuance and private label checking and savings accounts (the “Stride Debit Agreement”), and a secured credit card issuing and marketing agreement for secured credit card programs (as amended, the “Stride Credit Agreement” and together with the Stride Debit Agreement, the “Stride Agreements”). The Bancorp MSA has an initial 60-month term ending in July 2028, while the Stride Agreements each have initial 36-month terms ending in November 2025. Our bank partner agreements automatically renew for successive one-year periods unless either party provides written notice of non-renewal, which can be provided without cause to the other party at least 365 days, in the case of the Bancorp MSA, and at least 180 days, in the case of the Stride Agreements, prior to the end of any such term, or unless earlier terminated for cause. We and our bank partners can terminate the bank partner agreements early for cause upon the occurrence of certain early termination events, subject to certain fees that may be owed by Chime. In the event a bank partner agreement is terminated without cause, we can elect, subject to regulatory approval, to engage in a plan to transition our products to a successor bank partner or to develop a wind-down plan. In both cases, parties are contractually obligated to ensure a smooth transition or wind-down for our members, but we cannot guarantee the outcome of such transition or wind-down. In addition to the Bancorp MSA, Stride Agreements, and their addenda, we and/or our subsidiaries are party to certain other agreements with our bank partners.
Further, we earn the substantial majority of our revenue through interchange-based fees when our members use their Chime-branded debit or credit cards. See the risk factor titled “Changes in rules and practices regarding interchange fees, card network fees, and other fees and assessments may adversely affect our business, financial condition, and results of operations.” We are dependent on our bank partners’ compliance with card network requirements. We also depend in part on the maintenance of our bank partners’ qualification for the small issuer exemption, which exempts certain banks from the regulated limitations on debit card interchange fees imposed by the Durbin Amendment (the “Durbin Amendment”) to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and if any of our bank partners were to become subject to such limitations on debit card interchange fees, our payments revenue may be harmed and our business, financial condition, and results of operations may be adversely affected. The continued growth of our business and, in particular, the expansion of banking services provided through our platform by our bank partners, could itself put pressure on our bank partners’ ability to qualify for the small issuer exemption from the interchange limits established pursuant to the Durbin Amendment. If this happens and we are not able to find additional bank partners to provide products through our platform, then our growth may be limited.
Partnerships between banks and financial technology companies have been the subject of increased and evolving scrutiny from regulators and legislators over the past several years. Federal banking regulators have, in some cases, required increased oversight by banks of their partners or restricted banks’ ability to offer or expand programs. The potential for the Federal banking regulators to issue new regulatory requirements or supervisory guidance governing fintech partnerships may impose, or be viewed by our bank partners as imposing, elevated diligence, operational, or other obligations on our partner banks. Accordingly, we or our bank partners may face external pressures that could impose additional compliance costs on us or our bank partners, impact the ability of our bank partners to process transactions, and affect our relationships with our bank partners over time. The potential for increased regulatory scrutiny may cause our current bank partners to reassess their partnerships with us and may deter new potential bank partners from entering a partnership with us.
In addition, our reliance on our bank partners exposes us to their economic performance, such as any liquidity constraints, insolvency, or other factors impacting such bank partner’s ability to provide banking services through our platform, and to any events, circumstances, or risks affecting such bank partners or the banking system generally. If our bank partners’ stability deteriorates, if our bank partners do not maintain appropriate regulatory compliance, or if our business or economic relationship with either of our bank partners deteriorates for any reason, we may incur substantial costs to transition member accounts to our other bank partner or to find additional bank partners, our products may be disrupted, our brand may be harmed, and our business, financial condition, and results of operations may be adversely affected.

Changes in rules and practices regarding interchange fees, card network fees, and other fees and assessments may adversely affect our business, financial condition, and results of operations.
We earn the significant majority of our revenue through interchange-based fees when our members use their Chime-branded debit or credit cards. The amount of interchange fees on any given transaction depends on a number of factors, including the interchange rates that card networks set and adjust from time to time, transaction types, the merchants at which our members transact, whether such merchants have negotiated discounted rates with card networks, and other factors which may not be in our control. Interchange fees are also subject to change from time to time due to government regulation.
Card networks have modified, and may modify in the future, network fees and other fees and assessments that they apply to each transaction processed using their networks, or the rules governing assessment of such fees. In some cases, we have negotiated favorable pricing with card networks regarding the network fees paid by us and our bank partners, but such pricing is complex and is contingent on various conditions. Moreover, card networks may refuse to renew our agreements with them on terms that are favorable to us, commercially reasonable, or at all. Changes to card network fees and other fees and assessments, and any failure to meet contingent pricing conditions in our agreements with card networks, or successfully renew such agreements on favorable terms, will generally increase the card network costs we incur on a per transaction basis.
There are also regulatory risks associated with interchange fees. The Durbin Amendment required the Federal Reserve Board to promulgate regulations governing debit card interchange fees, card network exclusivity, and transaction routing. Accordingly, the Federal Reserve Board promulgated Regulation II. The Durbin Amendment and Regulation II exempt issuing banks that, together with their affiliates, have assets less than $10 billion from the limitations on the amount of debit card interchange fees. While our bank partners are currently exempt from the limitations on debit card interchange fees, and we expect them to continue to be exempt, we can offer no assurance or guarantee that they will remain exempt, and various events outside our control may cause our bank partners to become subject to the interchange fee limits in Regulation II. To the extent that we seek to develop a relationship with a new bank partner, there is no assurance that it will be exempt. See the risk factor titled “Our relationships with our bank partners are crucial to our business, and we may be unable to maintain our relationship with either of our bank partners, which may adversely affect our business, financial condition, and results of operations.”
Regulation II also requires debit card issuers to enable at least two card networks to process all debit card transactions, including card-not-present transactions. Our bank partners must comply with Regulation II’s network exclusivity prohibition and dual routing requirements, which allow merchants to choose between at least two unaffiliated card networks when routing transactions. Card networks may impose varying levels of fees and assessments on transactions, which may influence a merchant’s choice in routing. As a result, sometimes merchants choose to route debit card transactions over card networks based on differences in fees or other characteristics. The increased ability for merchants to choose to route debit card transactions over networks with rules governing fees that are less favorable to us impacts the amount of payments revenue that we generate and may adversely affect our business, financial condition, and results of operations.
Any changes in interchange fee rates or limitations or classification of transaction types, whether due to actions by the card networks, merchants or regulation, may adversely affect our competitive position and reduce the payments revenue we generate, require us to change our business practices, and or otherwise adversely affect our business, financial condition, and results of operations.
Our business depends on our strong and trusted brand, and we may fail to maintain and protect our brand, which may adversely affect our business, financial condition, and results of operations.
We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and protecting our brand identity and reputation is critical to our ability to attract and retain Active Members, bank partners, and employees. Maintaining and promoting our brand will depend largely on our continued investment in marketing and our ability to continue to provide affordable and easy-to-use products that address our members’ most critical financial needs, as well as our ability to maintain trust and be a technology leader.

Harm to our brand can arise from many sources, including failure by us, our bank partners, or other third parties to satisfy member expectations of service and quality; inadequate protection, misuse or disclosure of confidential, proprietary, personal, or sensitive data by us, our bank partners, or other third parties; employee misconduct and misconduct by others affiliated or perceived to be affiliated with us; fraud committed by third parties using our products or platform; compliance failures by us, our bank partners, or other third parties; and litigation, investigations, regulatory activity, and other claims relating to us or others in our industry. We may also introduce or make changes to products, privacy and data protection practices, or terms of service that members do not like, or members could become dissatisfied with the decisions we make with respect to the liquidity products offered through our platform, which may harm our brand. We have spent, and expect to continue to spend, resources on branding and other marketing initiatives, which may not be successful or cost effective. These activities may not generate member awareness, attract new Active Members or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in maintaining and promoting our brand. If we fail to successfully maintain and promote our brand, or if we incur excessive expenses in this effort, our business, financial condition, and results of operations may be adversely affected.
Further, negative or unfavorable publicity, media coverage, and social media postings about us or our industry, including with respect to the quality and reliability of our products, member experience, and our ability to effectively manage and resolve complaints, as well as privacy, data protection and data security matters, litigation, governmental investigations, and regulatory activity relating to us or our industry, may harm our brand, even if inaccurate. Moreover, reputational harm, including from social media, online forums, and viral commentary can materialize rapidly. The speed and scale at which such narratives can spread may amplify their impact on our brand. We have in the past received, and may continue to receive, a high degree of media coverage and social media conversation, including coverage that is not directly attributable to statements made by our officers and employees, that incompletely or inaccurately reports on us or our industry, or that is misleading as a result of omitting information. Any negative or unfavorable publicity, media coverage, or social media postings may adversely affect our ability to attract new Active Members and retain our existing Active Members, and maintain and increase use and adoption of our products, which may adversely affect our business, financial condition, and results of operations.
Member engagement with our platform relies on member satisfaction. Any failure to maintain member satisfaction or provide reliable member support may cause member engagement with our products to decline and adversely affect our business, results of operations, and financial condition.
Our members’ engagement with our platform, and therefore our ability to generate revenue, relies on maintaining member satisfaction by providing experiences that delight our members and make them feel secure and supported when using our platform. Member experience is also vital to our ability to generate referrals.
Providing a satisfactory member experience depends on our ability to provide products that are affordable, easy-to-use, and address our members’ most critical financial needs. However, our members could become dissatisfied with the decisions we make with respect to the liquidity products offered through our platform or become dissatisfied with the terms and conditions of our products generally, and reduce their use of such products or our platform more generally. Because we focus on member-alignment in our business model, from time to time we have made, and may in the future make, decisions that will have a negative effect on our short-term results of operations if we believe those decisions will improve our results of operations over the long term, such as decisions balancing our risk management processes with our focus on providing a high-quality member experience. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be adversely affected.

We must also provide reliable member support, which may be performed by Chime employees, our third-party service providers, or a combination thereof, and is often supported by artificial intelligence (“AI”) technology. If a member is not satisfied with the quality or level of member support from us or our third-party service providers, we may incur additional costs to assess and mitigate the situation, and our members could reduce their levels of engagement with our platform or leave our platform entirely. Moreover, dissatisfied members from time to time express their views in a variety of ways, including by writing negative reviews, complaining to our regulators or the press, or otherwise taking actions that may affect us in a negative manner. Accordingly, if we do not devote sufficient resources to or are otherwise unsuccessful in maintaining member satisfaction or supporting our members effectively, our business, financial condition, and results of operations may be adversely affected.
Our success depends on our ability to develop products to address the market for financial services, and we may not be able to develop new products or implement successful enhancements for existing products, which may adversely affect our business, financial condition, and results of operations.
We compete in an industry dominated by traditional financial institutions such as banks, but that involves many new entrants in the financial services industry seeking to innovate traditional financial services offerings, which can involve rapid technological change, frequent introductions of new products, and evolving industry standards and regulatory requirements, including developments in mobile financial applications, digital banking, ecommerce, cryptocurrency, including stablecoins, and other emerging or alternative payment methods and systems. In order to maintain our competitive positioning, we will need to continue to invest in and innovate our platform and technology stack. Similarly, there is rapid innovation in the provision of other banking products to consumers, including in financial and wealth management services. We intend to continue to broaden the scope of products offered through our platform, including exploring expansion into additional liquidity and other products. The introduction of new products involves a number of risks. For example, new products may have a different revenue and margin profile than existing products and could entail additional expenses, such as headcount or compliance costs, and could involve different and new risks and liabilities or additional regulatory scrutiny. Our continued success will depend in part on our ability to keep pace with these rapid changes and innovations, including with respect to developments in AI and machine learning (“ML”), and our ability to timely develop new products, implement successful enhancements for existing products, and improve our technological infrastructure.
These developments and our adoption of them may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these efforts in a timely manner or at all. We must maintain adequate research and development resources, such as the appropriate personnel and development technology. If we are unable to adequately forecast and invest in the necessary research and development resources, we may be unable to develop new products or enhancements to existing products in a timely manner. There can be no assurance that any new products, or enhancements to existing products, we develop and offer to our members will achieve significant commercial acceptance or generate revenue sufficient to offset our investments.
Further, our ability to develop new products, implement successful enhancements for existing products, and improve our technological infrastructure may be inhibited by industry-wide standards, laws, and regulations, resistance to change from members or our bank partners, or third parties’ intellectual property rights. Because our products are designed to operate with a variety of systems, infrastructures, and devices, including, for example, mobile operating systems such as Android and iOS operating systems and their respective application stores, such as the Google Play Store and Apple App Store, we need to continuously modify and enhance our products to keep pace with changes in mobile, software, communication, and database technologies. We may not be successful in either developing these modifications and enhancements, or in bringing them to market in a timely and cost-effective manner.
Any failure to accurately anticipate, predict, or respond effectively to trends and developments in our industry, or to keep pace with rapid technological change, innovation, and industry or regulatory standards may harm our ability to develop new products or enhancements to existing products, which may adversely affect our business, financial condition, and results of operations.

In addition to our bank partners, we rely on third parties and their systems for a variety of services, and we face risks associated with any failure by these third parties to adequately perform these services, which may adversely affect our business, financial condition, and results of operations.
In addition to our bank partners, we rely on third parties in connection with our products, including, but not limited to: card networks, payment gateways, and other third parties who provide key functions, including payment processing, transaction processing, member support, data center facilities, and cloud computing. We rely on these third parties for a variety of services, including to transmit transaction data and settle funds to our members, and to support our ability to maintain the confidentiality, integrity, and availability of our systems and infrastructure, including websites, information, and related systems. For example, cash deposits are processed primarily by Interactive Communications International, Inc., a third-party cash deposit processor; ATM access for our members is provided by Allpoint, MoneyPass, and Visa Plus Alliance, each a third-party provider of ATM services; and we currently host our platform and support our operations using Amazon Web Services, a third-party provider of cloud infrastructure services. In addition, transactions have historically been processed by Galileo Financial Technologies, LLC (“Galileo”), a third-party payment processor, though we are in the process of transitioning our members’ transactions to being processed by ChimeCore; as of the end of 2024, we had transitioned all credit card transactions to being processed by ChimeCore. As of June 30, 2025, we had transitioned all new checking and savings accounts to being processed by ChimeCore. See the risk factor titled “Currently, a portion of member transactions are processed through Galileo, a third-party payment processor, and a portion of member transactions are processed through ChimeCore. Any problems or delays with the transition to ChimeCore may adversely affect our business, financial condition, and results of operations. We also rely on our relationships with Walgreens and other retailers to provide members with the ability to make cash deposits at in-person locations. Failure by any of these third parties to perform the relevant services would adversely affect our business.
The card networks, payment processor, and other third parties we work with may fail to process transactions, breach their agreements with us or refuse to renew or renegotiate our agreements with them on terms that are favorable, commercially reasonable or at all. They may also take actions that degrade the functionality of our products or platform, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services or those of their affiliates. For example, we are required to comply with card network operating rules, which are set solely by the card networks and interpreted or changed at their discretion. While changes in the network rules often relate to pricing, other types of changes may require us to take steps to comply or adapt, which may be costly or otherwise harm our business. If we fail to comply with such changes or otherwise resolve issues with the card networks, the card networks may fine us or prohibit us from processing payment cards on their network. In addition, violations of the network rules or any failure to maintain good relationships with the card networks may affect our ability to receive incentives from them, increase our costs, or otherwise adversely affect our business, financial condition, and results of operations. If we for any reason opted or were forced to transition members to a different card network, the transition may not be seamless, and we may not retain all of our members. All of these outcomes may adversely affect our business, financial condition, and results of operations.
We do not have control over the operations of the facilities of our third-party service providers and their facilities are vulnerable to product or technological defects, damage, or interruption from infrastructure changes or failures, introductions of new functionality, human or software errors, capacity constraints, loss of assets, natural disasters, data breaches, malware, and other security or hacking incidents, terrorist attacks, power outages, and similar events or acts of misconduct. In addition, any changes in their service levels may adversely affect our ability to meet the requirements of our bank partners or provide contractual services to our members in a timely manner. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures stemming from our third-party service providers may harm our brand and reduce the attractiveness of our products. Additionally, if a third-party service provider, in particular where such provider is a sole source or one of a limited number of sources of its services, is unable to provide all or any portion of services, we may incur significant costs to either internalize such services or to find a suitable alternative and may not be able to do so in a timely manner.

Our reliance on third parties also creates additional risks that include legal, regulatory, information security, reputational, operational, or any other risks inherent in engaging and relying upon a third party. If we are unable to effectively manage our third-party relationships, these third parties are unable to meet their obligations to us, or we experience substantial disruptions in these relationships, our business, financial condition, and results of operations may be adversely affected. In addition, while we have policies and procedures for managing these relationships, we inherently have a lesser degree of control over business operations, governance, and compliance, thereby potentially increasing our financial, legal, reputational, and operational risk as a result of our reliance on third parties.
We have incurred significant net losses and we may not be able to achieve or maintain profitability in the future.
For 2022, 2023, and 2024, we incurred net losses of $470.3 million, $203.2 million, and $25.3 million. During the six months ended June 30, 2024 and June 30, 2025, we generated net income of $16.3 million and incurred net loss of $910.4 million. We intend to continue making investments in our business, including with respect to our employee base, sales and marketing, technology infrastructure, development of new products and features, acquisitions and other strategic transactions, infrastructure, expansion of operations, and general administration, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and expect to incur in the future, losses for a number of reasons, including further investments in our business, vesting and settlement of equity awards, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
Following the completion of our IPO, stock-based compensation expense related to existing RSUs and other outstanding equity awards, and those to be awarded in the future has resulted in and will continue to result in increases in our expenses in future periods. As of June 30, 2025, we had $564.3 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards expected to vest.
If we are unable to maintain adequate revenue growth to exceed our expenditures, we may continue to incur losses in the future and may not be able to achieve or maintain profitability.
Our results of operations may fluctuate from period-to-period, which may cause the market price of our Class A common stock to decline.
Our annual and quarterly revenue, results of operations, and other key metrics have fluctuated significantly in the past and may vary significantly in the future due to a variety of factors, many of which are outside of our control. In addition to other risks described in this “Risk Factors” section, factors that may cause our results of operations to fluctuate include:
•our Active Members’ use of our products, including their use of Chime-branded debit or credit cards to pay for goods and services;
•our ability to attract and retain Active Members;
•our ability to maintain and increase use and adoption of existing and new products;
•our ability to effectively manage our relationships with our bank partners and third-party service providers;
•the ability of card networks to set interchange fees and the amount of such interchange fees that is remitted to Chime and our bank partners under our agreements;
•our ability to anticipate or respond to changes in the competitive landscape;
•our ability to develop new products to address the market for financial services and payments;
•our investments in growth, including in our technology platform and sales and marketing activities;
•our ability to control costs, including our operating expenses;

•our ability to detect and mitigate fraudulent activity on our platform and mitigate the risk of credit decisions that result in losses;
•the growth of liquidity products offered through our platform;
•the vesting and settlement of equity awards, including any cash used to remit taxes on behalf of employees in connection with net share settlement of RSUs and PSUs, and the recognition of stock-based compensation expense;
•our ability to efficiently complete or integrate any acquisitions or other strategic transactions that we may undertake;
•our ability to maintain, protect, and enhance our brand;
•our reliance on third-party service providers for critical infrastructure and services;
•system failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products;
•real or perceived data breaches, malware, and other security or hacking incidents, or human error in administering our software and systems;
•real or perceived improper or unauthorized use of, disclosure of, or access to confidential, proprietary, personal, or sensitive data;
•our risk management efforts;
•changes in the legislative or regulatory environment, including regulatory scrutiny and restrictions;
•litigation, including consumer class action lawsuits, intellectual property claims, government investigations or inquiries, and regulatory fines, penalties, or disputes;
•changes in our effective tax rate; and
•general macroeconomic, industry, and market conditions.
Any one or more of the factors above may result in significant fluctuations in our annual and quarterly results of operations or other key metrics. You should not rely on our past results as an indicator of our future performance. In addition, we typically experience seasonality in the demand for and usage of our products, most prominently in the first quarter of each year due to increased spending following receipt of tax refunds.
The variability and unpredictability of our annual and quarterly results of operations or other key metrics may result in our failure to meet our or investors’ expectations, or those of analysts that cover us, for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock may decline, and we may face costly lawsuits, including securities class action litigation, which may adversely affect our business, financial condition, and results of operations.

We face substantial and intense competition in our industry which may adversely affect our business, financial condition, and results of operations.
We face substantial and intense competition in our industry, and we expect competition to intensify in the future as existing and new competitors introduce new products or enhance existing products and services. For example, companies not traditionally associated with the financial services and financial technology industries have introduced products that compete with our business. We principally compete against traditional financial institutions, such as Bank of America, Capital One, Citibank, J.P. Morgan Chase, PNC Bank, and Wells Fargo, and online-only financial institutions, such as Ally, Discover, and SoFi, as well as financial technology companies that offer or facilitate bank accounts, payments, and liquidity services, including Affirm, Klarna, and PayPal, and offerings such as Cash App, to attract and retain Active Members. Other online-only financial institutions that operate in foreign jurisdictions, such as Nubank and Revolut, could in the future expand into the United States and compete with us. Many of these competitors have greater financial resources and substantially larger bases of existing users than our Active Member base, which may provide them with significant competitive advantages. These competitors may devote greater resources to the development, promotion, and distribution of products and services, and may achieve economies of scale due to the sizes of their user bases, and they may effectively introduce their own innovative products and services that adversely affect our growth. Our competitors may also be more willing than us to take financial risk or incur losses on new products and services to attract members. Mergers and acquisitions by, and collaborations between, these competitors may lead to even larger competitors with more resources. Competition among credit card issuers for consumers is particularly intense, and our members may decide to use cards issued by competitors for many reasons, including because of greater incentives or credit card rewards offered by our competitors. Additionally, the potential acquisition of one of our key service providers or partners by a competitor may make it difficult or cost-prohibitive for us to continue conducting business with them or lead us to search elsewhere for support and infrastructure. We also expect new entrants to offer competitive products and services. More broadly, we face competition with respect to consumer spending habits and changes to the current financial system. For example, consumer behavior has evolved over time and may continue to change with respect to the use of payment card transactions compared to cash, cryptocurrencies, including stablecoins, and other emerging or alternative payment methods and systems. Our future growth depends in part on our ability to anticipate and respond to any such changes in consumer behavior or the overall financial system. If we are unable to differentiate ourselves from and successfully compete with our current or future competitors, our business, financial condition, and results of operations may be adversely affected.
In addition, potential competitors may receive favorable pricing terms with their banking partners, card networks, and third-party service providers compared to what we receive with ours, which may allow them to provide additional incentives to their users and may result in the need for us to alter our business model. If the fee arrangements we have with our bank partners, card networks, and third-party service providers change to become less favorable to us as the result of competitive pressure or otherwise, our business, financial condition, and results of operations may be adversely affected.

Our products may not function as intended due to errors in our software, systems, or processes, or human error in administering these systems or processes, which may adversely affect our business, results of operations, and financial condition.
Our software, systems, and processes, and those of the third parties on which we rely, may contain errors or vulnerabilities that may adversely affect our business, financial condition, and results of operations, particularly to the extent such errors and vulnerabilities are not detected or remedied quickly. Our products, and the infrastructure on which they depend, are highly technical and complex and are often used (directly or indirectly) to store information critical to our members’ daily financial needs. Our products or the products of our bank partners or other third parties on which we rely may not function as intended due to undetected errors, defects, security vulnerabilities, or human errors that may result in data unavailability, loss, or permanent or temporary corruption, lack of funds or account access by members, inability to enable or disable accounts, or other harm to our members. Some errors in our products, or those of third parties on which we rely, may only be discovered after they have been installed and/or used by members. Any errors, defects, or security vulnerabilities discovered in our products after commercial release or those of third parties on which we rely, or any perception of the same in the marketplace, may harm our brand, cause a loss of Active Members or increased service costs, any of which may adversely affect our business, financial condition, and results of operations. In addition, we may face negative publicity, disclosure obligations, litigation, regulatory scrutiny, government investigations, and/or other actions in connection with such errors, defects, or security vulnerabilities. Our insurance coverage may also prove inadequate or may be subject to coverage exclusions or deductibles with respect to claims resulting from such errors, defects, or security vulnerabilities, and future coverage may be unavailable to us on economically reasonable terms, or at all. We have experienced these risks in the past and expect that as we continue to grow and scale our platform and product offerings we will continue to experience these risks from time to time, any of which may harm our brand, impair our ability to retain Active Members, and adversely affect our business, financial condition, and results of operations.
System failures and interruptions in the availability of our platform may adversely affect our business, results of operations, and financial condition.
Our success depends, in part, on our ability to maintain the confidentiality, integrity, and availability of our systems and infrastructure, and in particular, our technology platform. Our continued growth depends on the efficient operation of our platform, including our proprietary payment processor and ledger, without interruption or degradation of performance. Our business involves processing large numbers of transactions and the management of large amounts of data, and as a result a system outage, service interruption, data loss, data breach, malware, or other security or hacking incident, or performance problem may adversely affect our business, results of operations, and financial condition.
We have in the past, and may in the future, experience system outages, service interruptions, data loss, data breaches, malware, or other security or hacking incidents, or performance problems due to a variety of factors, including from infrastructure changes or failures, introductions of new functionality, human or software errors, service failures, operational and technological outages, capacity constraints, loss or theft of assets, natural disasters, terrorist attacks, power outages data breaches, malware, and other security or hacking incidents, and similar events or acts of misconduct. In some instances, we may not be able to identify the cause or causes of these performance problems immediately or in short order, and we may face difficulties detecting, mitigating, remediating, and otherwise responding to any such issues.

We may not be able to maintain the level of service uptime and performance needed by our members, especially as member engagement with our platform increases and we continue to expand the number of products we offer to our members. We have experienced rapid growth in our Active Members over the past several years and expect such growth to continue; however, if we are unable to maintain sufficient processing capacity, particularly as we transition to processing a greater volume of transactions directly through our own systems, members may face longer processing times or even downtime. Furthermore, any efforts to further scale our platform or increase its complexity to handle a larger number or more complicated transactions may result in performance issues, including longer processing times and downtime. Members have in the past experienced, and may in the future experience, interruptions or delays in the use of our platform due to a failure by our third-party service providers, such as our payment processor and card networks. If our platform is unavailable or if members are unable to access the platform within a reasonable amount of time, or at all, our business would be adversely affected. Our members rely on the full-time availability of our platform to access their funds, and a system outage, service interruption, data loss, data breach, malware, or other security or hacking incident, or performance problem on our platform may impair the ability of our members to make purchases or access funds. Therefore, any such performance problem on our platform may harm our brand, decrease member satisfaction, and subject us to financial penalties and liabilities.
Further, several of our bank partner contracts provide for service level commitments, which require us or our third-party service providers to maintain uptime minimums with regard to card authorization requests, reporting delivery, and other platform functionality. If we suffer extended periods of downtime for our platform or our processing services functionality, or are otherwise unable to meet these commitments, then we may be subject to contractual penalties. Moreover, we depend, in part, on services from various third-party service providers to maintain our infrastructure, including data center facilities and cloud storage platforms. For additional risks related to our dependence on third-party service providers, see the risk factor titled “In addition to our bank partners, we rely on third parties and their systems for a variety of services, and we face risks associated with any failure by these third parties to adequately perform these services, which may adversely affect our business, financial condition, and results of operations.”
We may be forced to expend significant financial and operational resources in response to any of the above circumstances or events. While we maintain insurance, our insurance may be insufficient in scope or amount to cover all liabilities incurred and we may not be able to maintain insurance coverage cost-effectively or at all. The foregoing circumstances or events may also harm our brand, cause Active Members to stop using our platform, impair our ability to grow our Active Member base, subject us to financial penalties and liabilities, and otherwise adversely affect our business, financial condition, and results of operations.
Any real or perceived improper or unauthorized use of, disclosure of, or access to confidential, proprietary, personal, and sensitive data maintained or otherwise controlled by us, our bank partners or our other third-party service providers may harm our reputation as a trusted brand, and may adversely affect our business, financial condition, and results of operations.
We, our bank partners, third-party developers, and third-party service providers and data centers that we use, obtain, store, transmit, and otherwise process large amounts of confidential, proprietary, personal, and sensitive data, including data related to our members and their transactions, as well as proprietary data belonging to our business, such as trade secrets. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks may increase as our business continues to expand to include new products, subsidiaries, and technologies, such as AI, and as we and others rely on distributed workforces. Our operations involve the use, collection, storage, transmission, and other processing of confidential, proprietary, personal, and sensitive data of individuals using our products, including their names, addresses, social security numbers, government IDs, payment card numbers, and expiration dates, and bank account information. The growing use of AI and ML in our systems, and by third-party developers, and third-party service providers and data centers that we use, presents additional risks. AI and ML algorithms and automated processing of data may be flawed, or the underlying data itself may be inaccurate, incomplete, outdated, or unrepresentative. The effectiveness of the AI and ML models we use and the reliability of our automated processing are dependent on the quality, quantity, relevance, and representativeness of the data used for their development, training, and ongoing operation. Insufficient, inaccurate, outdated, or ethically questionable data could impair model performance and perpetuate biases. Furthermore, our reliance on third-party data or AI and ML solutions may expose us to risks related to unclear intellectual property rights, potential infringement claims by third parties regarding data usage, or the inability to obtain or retain necessary data licenses, which could disrupt our operations or subject us to liability. Inappropriate or controversial data processing practices by us or others may subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm, particularly as regulatory scrutiny of data practices in the financial services sector intensifies.
Our products operate in conjunction with, and are dependent upon, third-party products, components, and operating systems across a broad ecosystem. There have been and may continue to be significant cyberattacks on our third-party service providers and suppliers, and we cannot guarantee that the systems and networks operated by us, our bank partners, or other third-party service providers or suppliers have not been breached or that they do not contain exploitable security vulnerabilities, errors, defects, or bugs that may result in a breach of or disruption to our systems and networks, or the systems and networks of third parties that support us, our bank partners, and our other third-party service providers. If there is a security vulnerability, error, defect, or other bug in one of these third-party products, components, or operating systems and if there is a security exploit targeting them, we may face increased costs, claims, and liability, proceedings and litigation, reduced revenue, or harm to our brand or competitive position. The natural sunsetting of third-party products, components, and operating systems that we use requires our personnel to reallocate time and attention to migration and updates, during which period potential security vulnerabilities may be exploited.
More generally, if our privacy, data protection, or data security measures or those of our bank partners, third-party developers, or third-party service providers or suppliers are inadequate or are breached, or otherwise compromised, and, as a result, there is improper use, disclosure or other processing of, or someone obtains unauthorized access to, or infiltrates, funds or other confidential, proprietary, personal, or sensitive data on our systems or our bank partners’, third-party developers’ or third-party service providers’ or suppliers’ systems, or if we, our bank partners, third-party developers, or third-party service providers or suppliers suffer a ransomware or other advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our brand and business may be harmed. If the confidential, proprietary, personal, or sensitive data is lost or improperly accessed, misused, disclosed, destroyed, altered, or otherwise processed or threatened to be improperly accessed, misused, disclosed, destroyed, altered, or otherwise processed, we may incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to negative publicity, litigation, regulatory scrutiny, governmental investigations, and/or other actions. In addition, our bank partnership agreements contain contractual commitments for us to provide certain minimum security standards, and if we fail to meet these obligations, we are potentially directly liable to our bank partners for incremental costs and expenses they may incur as a result of such failures, and our bank partners could terminate their agreements with us.
Under payment card rules and our contracts with our card processors and other counterparties, if there is a breach of payment card information that we store or that is stored by other third parties with which we do business, we may be liable to the payment card issuing banks for their costs and expenses. Additionally, if our own confidential, proprietary, personal, or sensitive data were improperly accessed, misused, disclosed, destroyed, altered, or otherwise processed, our business, financial condition, and results of operations may be adversely affected. A core aspect of our business is the reliability and security of our products. Any perceived or actual breach of security, or similar type of security incident, including any type of fraud perpetrated by bad actors such as account takeovers or fake account scams, regardless of how it occurs or the extent or nature of the breach or similar incident, may harm our brand, cause us to lose Active Members, prevent us from attracting new Active Members, require us to expend significant funds to remedy problems caused by breaches or similar incidents and to implement measures in an effort to prevent further breaches and similar incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived data breach, malware, or other security or hacking incident at a company providing services to us or our members may have similar effects.

Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of improper access, use, disclosure, destruction, alteration, or other processing of certain information or systems. Likewise, agreements with our bank partners and other third parties may require us to notify them in the event of certain data breaches, malware, or other security or hacking incidents. Such mandatory disclosures may be costly, lead to negative publicity, cause our members to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to and alleviate problems caused by the actual or perceived data breach, malware, or other security or hacking incident. Further, a data breach, malware, or other security or hacking incident impacting us, our bank partners, third-party developers, or third-party service providers or suppliers may give rise to our contractual counterparties’ right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such breach or similar incident in order to prevent such counterparty from potentially terminating their contracts with us. Furthermore, there can be no guarantee that any limitations on our potential liability in our contracts with such counterparties, if any at all, would be adequate or enforceable.
While we maintain insurance, our insurance may be insufficient to cover all liabilities incurred by such attacks. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles may adversely affect our brand, business, financial condition, and results of operations.
Data breaches, malware, and other security or hacking incidents may adversely affect our brand, business, financial condition, and results of operations.
Data breaches, malware, and other security or hacking incidents have become more prevalent across industries and may occur on our systems or the systems of our bank partners, our third-party developers, and our third-party service providers or suppliers. Additionally, due to the proliferation and increased use of generative AI, many existing threats have become more sophisticated, difficult to catch, and more likely to cause harm, while the declining cost of launching such attacks has enabled a broader range of bad actors. Any data breach, malware, or other security or hacking incident, including denial-of-service attacks, ransomware attacks, viruses, malware or other malicious code, social engineering, phishing attacks, credential stuffing, insider malfeasance, theft of assets, and account takeovers, any of which may involve unauthorized access, use, disclosure, destruction, alteration, or other processing of our information or systems, or cause intentional malfunction or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses may adversely affect our business, financial condition, and results of operations.
In addition, in the conduct of our business, we may store and transmit members’ confidential, proprietary, personal, or sensitive data in our facilities and on our equipment, networks, and corporate systems. Data breaches may harm our brand and expose us to litigation, disclosure requirements, remediation costs, increased costs for security measures, loss of revenue, regulatory scrutiny, governmental investigation and/or other actions, and other potential liability. Our equipment, networks, and corporate systems, and security measures thereof, may be breached due to the actions of outside parties, employee or contractor error, malfeasance, a combination of these, or otherwise and, as a result, an unauthorized party may obtain access to our or our members’ confidential, proprietary, personal, or sensitive data. Additionally, outside parties may attempt to fraudulently induce employees or contractors to disclose sensitive data in order to gain access to our or our members’ confidential, proprietary, personal, or sensitive data. We examine and modify our security controls and business policies to address the use of new devices and technologies, and the increasing focus by our members and regulators on controlling and protecting confidential, proprietary, personal, and sensitive data.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or implement adequate preventative or remedial measures. Though it is difficult to determine what harm may directly result from any specific interruption or data breach, any failure to maintain performance, reliability, security, and availability of our network infrastructure may harm our brand, our ability to retain existing Active Members and attract new Active Members, and our ability to operate.
If an actual or perceived data breach, malware, or other security or hacking incident occurs, the market perception of the effectiveness of our security measures may be harmed, we may lose existing Active Members and fail to attract new Active Members, we may damage our relationships with our bank partners, we may be forced to cease operating our business, and our financial condition and results of operations may suffer due to such events or in connection with remediation efforts, investigation costs, legal expenses, potential litigation costs, negative publicity, regulatory scrutiny, governmental investigations, and/or other actions, including changed security and system protection measures associated therewith.
Issues in the development and use of AI and ML, combined with an uncertain legal and regulatory environment, may harm our brand, cause us to incur liabilities, and may adversely affect our business, financial condition, and results of operations.
We use AI and ML technologies in our operations, including in our risk management framework and our member support function, and they are also used by our bank partners, third-party developers, and the third-party service providers and data centers on which we rely. We continue to make investments in expanding AI and ML capabilities for our products, as well as developing new products or product features using AI technologies, including generative AI. The introduction or continued use of AI and ML technologies into our new or existing products may require significant investment and result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications. We cannot assure you that the benefits of these investments will outweigh the risks associated with these developing technologies.
AI and ML technologies, and in particular generative AI, may create content or otherwise assist in producing analyses or recommendations that appear correct but are factually inaccurate, incomplete, misleading, biased, or otherwise flawed, or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. Our members, bank partners, or others may rely on or use this flawed content, analyses, or recommendations to their detriment. While we have processes and controls in place designed to mitigate the risks associated with using AI and ML technologies, if the content, analyses, or recommendations that AI and ML technologies create or otherwise assist in producing or our products are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our brand, competitive position, and business may be adversely affected and we may incur additional costs, including in the form of damages or fines.
We depend on a limited number of third-party AI-model providers and cloud platforms; any service interruption, change in license terms, or reduction in their training-data access could disrupt our products, require costly re-engineering, or expose us to claims of infringement.
AI and ML technologies and the use thereof are subject to evolving laws, regulations, guidance, and industry standards and the use or adoption of third-party AI and ML technologies into our products may result in exposure to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection, publicity, contractual, or other rights. There is a risk that our current or future AI and ML uses may obligate us to comply with the applicable requirements of such laws, regulations, guidance, and industry standards, which may impose additional costs on us, require us to modify our products, increase our risk of liability and fines, or otherwise adversely affect our business, financial condition, and results of operations. If we, or the third parties we rely on to provide us with generative AI, are deemed to not have sufficient rights to the data we or they use to train our or their technologies, we may be subject to litigation by the owners of, or other relevant rights holders with respect to, the content or other materials that comprise such data, including claims of copyright infringement or other intellectual property misappropriation. Further, any content or other output created by us using AI-powered tools may not be subject to copyright protection, which may adversely affect our ability to enforce our intellectual property rights. In addition, the use of AI and ML technologies by other companies has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal information of users of AI- and ML-powered tools.
The use of AI and ML technologies also presents emerging ethical and social issues and may draw public scrutiny or controversy due to their perceived or actual impact on members or society as a whole. For example, regulatory agencies and consumer advocacy groups have focused on potential discrimination resulting from the use of AI, ML, and “black-box” algorithms in loan decisioning models. Anti-discrimination statutes such as the Equal Credit Opportunity Act (“ECOA”) prohibit creditors from discriminating against loan applicants and consumers on the basis of race, color, religion, national origin, sex, marital status, or age, or because an applicant receives income from a public assistance program or has in good faith exercised any right under the Consumer Credit Protection Act. See the risk factor titled “Our business is subject to a wide range of complex and evolving laws and regulations, which are subject to change and to uncertain interpretation, and failure by us or by our bank partners or third-party service providers to comply with such laws and regulations may adversely affect our business, financial condition, and results of operations.” Any “disparate impact” on protected groups, whether due to our use of AI and ML in our risk management and other models or otherwise, would require us to revise the models in a manner that may limit product eligibility criteria or result in higher risk losses. Moreover, because these decisions are driven by complex or “black-box” algorithms, our inability to explain or interpret their basis could complicate demonstrations of compliance with anti-discrimination laws and responses to regulatory inquiries. Separately, the rapid pace of AI innovation and competition for specialized talent mean that delays in upgrading our models or retaining qualified personnel could erode our competitive position. Issues relating to our use of AI and ML technologies and the evolving legal and regulatory landscape applicable to such technologies may adversely affect our brand, business, financial condition, and results of operations.
The liquidity products offered through our platform expose us to financial losses and if a substantial number of our members fail to repay the lines of credit or loans that they receive through our platform, our business, financial condition, and results of operations may be adversely affected.
The liquidity products offered through our platform expose us to financial losses which may adversely affect our business, financial condition, and results of operations. For example, SpotMe, which allows eligible members to overdraft up to $200 fee-free, and MyPay, which allows eligible members to access up to $500 of their pay on demand prior to payday, subject us to risk of loss if a member withdraws such funds but does not repay such amounts. Pursuant to the terms of the contractual arrangements we have with our bank partners, Chime bears certain risk of loss from the liquidity products offered through our platform as we are financially liable to our bank partners for any defaults by our members on the unpaid balances in their accounts and we may incur losses on the receivables from members we purchase from our bank partners.
The risk management framework, and in particular the underwriting standards with respect to determining the availability and scale of liquidity products facilitated through our platform, may not offer adequate protection against the risk of nonpayment, especially in periods of economic uncertainty. Traditional lenders rely on credit bureau scores and require large amounts of information to approve a loan. An important part of our business model is our ability to provide access to liquidity products through our platform to members who may not otherwise have access to such liquidity from traditional banks. The risk models used for the liquidity products offered through our platform leverage AI and ML models along with comprehensive member data, including information regarding a member’s historical transaction and engagement activity through Chime, as well as traditional and alternative credit bureau data (but not credit score data) and other external data sources. Our models use this data in an effort to optimize member experiences and approve members for appropriate liquidity products, while managing fraud risk, credit risk, and financial crimes risk. This risk model may be ineffective, contain errors, or fail to consider rapid macroeconomic changes affecting our members’ creditworthiness, any of which may adversely affect our business, financial condition, and results of operations.

In addition, as we scale the liquidity products offered through our platform, we expect our transaction and risk losses will increase. For example, our transaction and risk losses have increased following the full product launch of MyPay in July 2024, which negatively impacted our transaction margin. As MyPay continues to scale and as we expand the liquidity products offered through our platform, including Instant Loans, we expect that transaction margin will remain flat or decrease further in the near term compared to the first quarter of 2025. Moreover, if we are unable to accurately forecast the performance of the liquidity products offered through our platform and determine appropriate credit loss allowances or the fair value of our product obligation, our business, financial condition, and results of operations may be adversely affected. When we introduce new or expand existing products, we may be less able to forecast and carry appropriate reserves for those losses. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
We are exposed to risks associated with transaction disputes in connection with our members’ payment card transactions, which may adversely affect our business, financial condition, and results of operations.
Our Active Members use Chime-branded debit or credit cards in a variety of transactions. We are exposed to risks associated with chargebacks and refunds, including in connection with payment card fraud. If a member successfully disputes a transaction pursuant to which they are entitled to a refund or credit, card network rules often allow our bank partners to “charge back” the disputed transaction to the merchant. However, neither we nor our bank partners fully control the outcome of chargebacks, and our bank partners’ obligation to credit a member’s account in connection with a disputed transaction will not be contingent on the bank partner successfully charging the transaction back to the merchant. In the event a chargeback dispute is decided in favor of a merchant, we may be liable to our bank partners for any disputed amounts pursuant to our contractual arrangements with our bank partners if they are not recoverable from the member. If we are unable to collect chargebacks or refunds from merchants where they are held liable, or if merchants refuse to or are unable to make payment for chargebacks or refunds due to closure, bankruptcy, or other reasons, we may similarly bear the loss for the credits or refunds made to our members in connection with the disputed transactions. Moreover, the number of disputes filed by our members has increased and is expected to increase as more members adopt our platform, and we have seen an increase in chargebacks, which we expect to continue to remain high particularly in an uncertain macroeconomic environment. This increase in transaction disputes and increase in chargebacks, and corresponding increase in operating expenses, has adversely affected and may continue to adversely affect our business, financial condition, and results of operations.
Fraudulent activity associated with our products may cause the use and acceptance of our products to decrease and adversely affect our business, financial condition, and results of operations.
Criminals use sophisticated methods to engage in financial fraud, including malicious social engineering schemes, fraudulent payment or disputes fraud/refund schemes, incentive and/or referral fraud, government stimulus and benefits fraud, and identity theft. In order to protect members’ access to funds, we have taken measures to detect and reduce the risk of fraud. However, we must continually improve and adapt our fraud prevention measures to keep up with evolving forms of fraud and in connection with new products. The increasing availability and use of AI, including generative AI, has accelerated the sophistication of fraudulent activity, including deepfakes, synthetic identity fraud, and automated attacks that may evade traditional detection tools. Our fraud prevention measures may not be effective against elevated levels of fraud activity, and we may not be able to deploy fraud detection measures in a cost-effective or timely manner. As a result, we have suffered and expect to continue to suffer losses from fraudulent activities.
Further, we may experience unexpected spikes in fraudulent activity, including from novel attack vectors or in connection with new product launches, that exceed the capabilities of our current fraud prevention measures. Sudden increases in fraud may materially and adversely affect our business, financial condition, and results of operations.
In addition, when our products are used to process illegitimate transactions, we often need to settle those fraudulently used funds to third parties even if we are unable to recover them, and we may suffer financial losses and liability as a result. Illegitimate transactions may also expose us to governmental and regulatory actions, including investigations, censures, disruption of business activities, or penalties, and potentially prevent us from satisfying our contractual obligations to our bank partners.
Further, there are a number of third parties involved in processing transactions, including card networks and, with respect to a portion of payment card transactions, a third-party payment processor, which subjects us and our members to risks related to the vulnerabilities of those third parties. Our brand may be harmed by a single significant incident of fraud or increases in the overall level of fraud involving our products, bank partners, and service providers, or those of others in our industry. Such damage may reduce the use and acceptance of our products or lead to greater regulatory scrutiny that would increase our compliance costs. Fraudulent activity may also result in business interruption, litigation, governmental investigations, financial losses, and the imposition of regulatory penalties and significant monetary fines, which may adversely affect our business, financial condition, and results of operations.
In addition, to address the challenges we face with respect to fraudulent activity, we have implemented risk control mechanisms that may make it more difficult for members to obtain and use our products, which may adversely affect our business as a result. Efforts to strengthen fraud prevention, such as enhanced identity verification, transaction monitoring, or payment holds, may increase friction for legitimate members, negatively impact user growth or retention, and reduce engagement with our products. Such measures may lead to increased regulatory scrutiny, including inquiries and investigations, and the potential for fines and penalties, and may also result in business interruption or changes to our business practices. We may also be subject to lawsuits, consumer class actions, and regulatory or other proceedings, which may result in judgments, penalties, fees, and expenses. All of these outcomes may adversely affect our business, financial condition, and results of operations.
Our business, financial condition, and results of operations may be adversely affected if our risk management framework does not effectively identify, assess, and mitigate risk.
We offer access to financial services to a large number of members through a suite of spending, liquidity, and other products. We are required by our bank partners and regulators to vet and monitor these members and the transactions in their Chime accounts as part of our risk management efforts, but our risk management processes may not be continuously effective in detecting and mitigating risks such as fraud and illegitimate transactions. Further, the highly automated nature of, and liquidity offered by, the products to which we provide access make us a target for illegal or improper uses, including scams and fraud directed at our members, government benefits fraud, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing, all of which may be difficult for our risk models to accurately identify, assess, and mitigate.
Our risk management policies, procedures, models, and processes, including with respect to underwriting standards, may not be sufficient to identify all of the risks to which we are exposed, may not enable us to prevent or mitigate the risks we have identified, including by adequately identifying, freezing, or closing fraudulent member accounts, and may not identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain macroeconomic, geopolitical, and regulatory environment, and our anticipated growth, including expansion into new product areas, will continue to place significant demands on our risk management efforts. We will need to continue developing, improving, and making investments in our risk management infrastructure, models, and processes which will increase our costs of operations. If our risk management framework does not successfully identify, assess, and mitigate our risks, our business, financial condition, and results of operations may be adversely affected.

Currently, a portion of member transactions are processed through Galileo, a third-party payment processor, and a portion of member transactions are processed through ChimeCore. Any problems or delays with the transition to ChimeCore may adversely affect our business, financial condition, and results of operations.
We have made and will continue to make substantial investments in ChimeCore, our proprietary payment processor and ledger, which launched in 2024. ChimeCore currently processes a portion of the payments, transfers, deposits, withdrawals, and other financial transactions that are conducted through our platform. ChimeCore’s role in transaction processing does not involve receiving or transmitting funds; rather, as transaction processor, ChimeCore’s role is to facilitate the necessary messaging between parties involved in a transaction (e.g., members, bank partners, external banks involved in a transaction, and card networks) that allows for the processing of the applicable transaction. ChimeCore also serves as the system of record for a portion of member accounts, keeping track of transaction, balance, and other data. We have begun the migration of accounts and existing products to ChimeCore, but we cannot provide assurances regarding the timing or success of a full transition to ChimeCore. As of the end of 2024, we had transitioned all credit card transactions to being processed by ChimeCore. As of June 30, 2025, we had transitioned all new checking and savings accounts to being processed by ChimeCore. We have incurred costs in connection with the transition to ChimeCore and expect to continue to do so, and any future problems with or delays in the timing of such transition may cause us to incur additional costs or otherwise adversely affect our business, financial condition, and results of operations. In February 2025, we entered into an amendment with Galileo that modifies the terms of our existing agreement to remove certain minimum monthly payments and provides for the payment of an $18 million termination fee by us in March 2026. While our agreement with Galileo only permits Galileo to terminate the agreement for cause prior to June 30, 2026, and provides that Galileo will provide assistance migrating services to Chime or a new processor if requested by us, if our agreement with Galileo terminated earlier than we expect, we would need to transition the portion of member transactions currently processed through Galileo to ChimeCore or an alternate processor, which may result in additional costs, require additional management attention, and otherwise adversely affect our business, financial condition and results of operations. For additional risks related to our dependence on third-party service providers, see the risk factor titled “In addition to our bank partners, we rely on third parties and their systems for a variety of services, and we face risks associated with any failure by these third parties to adequately perform these services, which may adversely affect our business, financial condition, and results of operations.”
We depend in part on the experience and expertise of our Co-Founders, senior management team, and key technical employees, and the loss of any such key employee may adversely affect our business, financial condition, and results of operations.
Our success depends in part on the continued service of Christopher Britt, our Co-Founder, Chairperson, and Chief Executive Officer, and Ryan King, our Co-Founder and a member of our board of directors, as well as our senior management team and other key employees. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, potentially disrupting our business. Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they may terminate their employment with us at any time. In addition, we do not maintain any key person life insurance policies. The loss of either of our Co-Founders or any other member of our senior management team, or key personnel may delay or prevent the achievement of our business objectives, and because of the nature of our business, the loss of any significant number of our existing engineering and project management personnel may also adversely affect our business, financial condition, and results of operations.

If we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, our business, financial condition, and results of operations may be adversely affected.
Our performance and ability to grow our business largely depends on the talents and efforts of highly skilled individuals and our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry relating to hiring and retaining employees with appropriate qualifications and at an appropriate cost is intense, especially in the San Francisco Bay Area, where our headquarters is located and where we have a substantial presence and need for highly skilled personnel, such as software engineers, computer scientists, and other technical personnel. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies we compete with for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of time and resources, and potential liability for us or our employees.
We may need to invest significant amounts of cash and equity to attract new and retain employees, and we may never realize returns on these investments. Many of our current employees hold RSUs that vest upon the satisfaction of both a service-based vesting condition and a liquidity-based vesting condition. The liquidity-based vesting condition of such RSUs was satisfied in connection with our IPO and as a result, such employees vested with respect to a significant portion of these RSUs at such time. It may be difficult for us to continue to retain and motivate these employees and the value of their holdings could affect their decisions about whether they continue to work for us. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. If the actual or perceived value of our equity compensation declines, it may adversely affect our ability to hire or retain highly skilled employees, or we may need to incur additional stock-based compensation expense to do so. Further, our recent hires and planned hires may not become productive as quickly as we expect, and we may not be able to hire or retain qualified personnel in a timely manner. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we are unable to hire, train, and retain a sufficient number of qualified and successful personnel, our business, financial condition, and results of operations may be adversely affected.
In addition, we believe in the importance of our corporate culture, which fosters high performance by prioritizing our core values. As our organization grows and expands, and as employees’ workplace expectations evolve, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. Our inability to maintain our corporate culture may negatively affect our ability to attract and retain employees, harm our brand, or adversely affect our future growth.

We have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We were founded in 2012 and have since continued to add new Active Members and introduce new products to our platform. Our business has grown rapidly both in terms of Active Members served, revenue, and complexity, in particular as we have scaled the liquidity products offered through our platform. Accordingly, we have a relatively limited history operating at our current scale and this makes it difficult to effectively evaluate our future prospects and the risks and challenges we may encounter, including our ability to forecast our revenue and other key metrics and to budget for and manage our expenses. You should consider our future prospects in light of this limited operating history at our current scale and the other challenges and uncertainties that we face, including that it may not be possible to discern fully the trends that we are subject to and that elements of our business strategy are new and subject to ongoing development and regulation. In addition, most of our operating history has coincided with an extended period of general macroeconomic growth in the United States, as well as growth in the financial services and technology industries in which we operate. While our Active Members often use their Chime-branded debit and credit cards for everyday expenses such as food and groceries, gas, and utilities, we may not be able to respond effectively to the impact of a prolonged economic downturn or slow industry growth on our business or on our members. Because we have limited historical financial data when operating at our current scale and operate in an evolving market, any predictions about our future revenue, expenses, and other key metrics may not be as accurate as they would be if we had a longer operating history at our current scale or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries, including those described in this “Risk Factors” section. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations may differ materially from expectations and our business, financial condition, and results of operations may be adversely affected.
Our recent rapid growth may not be indicative of future growth, and we may not be able to manage our growth effectively, which may adversely affect our business, financial condition, and results of operations.
Our business has grown rapidly, and this growth has placed, and may continue to place, significant demands on our management and our operational, compliance, and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, products, and acquisitions into our existing business will require us to continue to expand our operational, compliance, and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth may strain our ability to develop and improve our operational, compliance, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, maintain member satisfaction, and maintain our corporate culture. If we do not effectively manage the growth of our business and operations, the quality of our products may suffer or we may be subject to regulatory scrutiny or enforcement, which may harm our brand and our ability to attract and retain Active Members. These factors may adversely affect our business, financial condition, and results of operations.
We face a number of risks related to our strategic transactions which may adversely affect our business, financial condition, and results of operations.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, such as our acquisition of Salt Labs in June 2024, and there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue. We may be unable to identify or complete prospective strategic transactions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. Even if we do identify strategic transactions or enter into agreements with respect to such transactions, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest all or a portion of our business or an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.

Acquisitions involve numerous risks, any of which may harm our business and negatively affect our financial condition and results of operations, including:
•intense competition for suitable acquisition targets, which may increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•unforeseen expenses, delays, or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents, or fees that may be triggered upon a failure to consummate an acquisition or transaction for certain reasons;
•failure to retain and obtain required regulatory approvals, licenses, and permits;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•the incurrence of debt or dilution related to equity issuances in connection with a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, security vulnerabilities, or employee issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services, and other assets, strategic investments, and other strategic transactions, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition, and results of operations may be adversely affected.

Operating as a public company requires us to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which may adversely affect our business, financial condition, and results of operations.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Act, the rules and regulations of the SEC, and the Nasdaq listing standards. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. Compliance with these requirements has increased and we anticipate will continue to increase, our legal, accounting, and financial compliance costs, and increase demand on our systems, making some activities more time-consuming and costly. We expect these rules and regulations to continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage, or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
As a public company, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate.
As a result of disclosure of information in our public filings with the SEC as required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations may be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, may divert the resources of our management and our board of directors, and adversely affect our business, financial condition, and results of operations.
Further, many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws and regulations pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will continue to require significant attention from our management and may divert their attention away from the day-to-day management of our business, which may adversely affect our business, financial condition, and results of operations.
Risks Related to Regulatory and Legal Matters
Our business is subject to a wide range of complex and evolving laws and regulations, which are subject to change and to uncertain interpretation, and failure by us or by our bank partners or third-party service providers to comply with such laws and regulations may adversely affect our business, financial condition, and results of operations.
Our business is subject to a wide variety of local, state, and federal laws, regulations, licensing regimes, and industry standards, either directly or indirectly through our relationships with our bank partners and third-party service providers. These laws, regulations, licensing regimes, and industry standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, consumer protection, interchange fees, lending, debt collection, money transmission, payments services (such as payment processing and settlement services), anti-money laundering, international sanctions, privacy, data protection, and data security.

These laws and regulations, all of which are subject to change and many of which are subject to uncertain interpretation and application, are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the Consumer Financial Protection Bureau (“CFPB”), Office of the Comptroller of the Currency (“OCC”), and FDIC, self-regulatory organizations, and numerous state and local agencies. In addition, new laws or regulations may be adopted that further regulate our business and/or our bank partners. We may not always be able to accurately predict the scope or applicability of regulations to our business, particularly as we launch new products or expand into new areas of operations.
In addition to laws and regulations that apply directly to us, we are contractually obligated to comply with (or facilitate our bank partners’ compliance with) laws, regulations, guidance, and industry standards through our relationships with our bank partners. Under our contracts with our bank partners, we make representations and warranties and covenants concerning our compliance with specific policies of the bank partner, and our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, and our brand and ability to continue to attract new bank partners may be adversely affected. Any such inaccuracy or failure to perform may be material and may result in a bank partner’s termination of our agreement with them. See the risk factor titled “Our relationships with our bank partners are crucial to our business, and we may be unable to maintain our relationship with either of our bank partners, which may adversely affect our business, financial condition, and results of operations.” Further, the cost of compliance with the various laws and regulations we or our bank partners are subject to is significant, particularly when the application, interpretation, and enforcement of these laws and regulations are uncertain in the rapidly evolving industry in which we operate. The uncertainty of these existing and proposed laws and regulations has impacted our development of new products, required a significant amount of management’s attention and resources, and increased legal and other advisory service fees, and we will continue to navigate an uncertain legal and regulatory environment.
Failure to comply with applicable laws or regulations by us, our bank partners, or other third parties may subject us to a wide array of consequences, including investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. See the risk factor titled “The CFPB has significant authority to regulate consumer financial services, and there is uncertainty as to how the agency’s actions or the actions of any other agency may impact our business.” In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in legal and other advisory services fees. Any adverse outcome or settlement of enforcement actions, investigations, sanctions, and other potential adverse consequences, or any actual or threatened civil or criminal litigation may adversely affect our business, financial condition, and results of operations.
The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws and regulations to regulate financial services companies and their partners that, independently or together, provide digital banking services. Additional laws and regulations, or new interpretations thereof, may adversely affect our business, financial condition, and results of operations.
The regulatory framework for financial services companies that provide services like ours, including partnering with a bank to offer digital banking, is evolving and uncertain. It is possible that new federal or state laws and regulations will be adopted or that existing laws and regulations may be interpreted in new ways that affect the operation of our business and the way in which we interact with our members or bank partners.

Various lawmakers, regulators, and other public officials have made statements about financial technology companies, banking services, consumer financial services, paycheck advances, loans, and payment processing and signaled a focus on new or additional laws or regulations and related interpretations thereof, that, if acted upon, may adversely affect our business. Some of the issues raised by various regulators include interchange fee regulation, program monetization (including interest and fee structures, particularly “junk fees,” and voluntary tipping by consumers), bank partnership supervision and regulation, earned wage access, and the risks posed to consumers by digital-only financial services companies, including with respect to access to accounts, account closures, accuracy of account records, service interruptions, privacy and data protection concerns, fraud, and data breaches. Regulators have noted that there may be confusion among consumers, regulators, and market participants regarding strategic partnerships between banks and financial technology companies, including regarding the roles and responsibilities of each party. To the extent that regulatory authorities or legislative bodies adopt additional regulations or legislation relating to our business, we may need to make changes to our business and operations. If we fail to comply with laws and regulations applicable to our business in a timely and appropriate manner, we may be subject to litigation or regulatory proceedings, we may have to pay fines and penalties, and our relationship with our members and brand may be harmed, any of which may adversely affect our business, financial condition, and results of operations.
Additionally, new laws or regulations related to interchange fees may be enacted. For example, Illinois recently enacted the Interchange Fee Prohibition Act (“IFPA”), which, among other things, prohibits card issuers, card networks, and other entities from receiving interchange fees from or charging a merchant on the portion of a card transaction that is attributable to taxes or gratuities. The IFPA is being challenged in litigation, but if it or legislation regulating interchange fees in other jurisdictions goes into effect, then revenue from interchange-based fees that we derive from transactions subject to such legislation may be harmed. Further, complying with a patchwork of state laws governing interchange fees may create compliance burdens for our bank partners and us, which may adversely affect our business, financial condition, and results of operations.

We are subject to risks related to the banking ecosystem, including through our bank partnerships, FDIC regulations and policies, and other regulatory obligations, which may adversely affect our business, financial condition, and results of operations.
Volatility in the banking and financial services sectors, including bank failures, may impact our bank partnerships and negatively impact our business. For example, we offer access to FDIC-insured deposit products through our partnerships with banks that are members of the FDIC. Through our platform, our members access checking accounts, in which funds are held by each of our bank partners in an omnibus account (a deposit account established for the benefit of multiple beneficial owners) on their books for the benefit of our members, as well as savings accounts that are part of a deposit sweep program (the “community deposit sweep program”), in which funds are swept into interest-bearing deposit accounts at other FDIC-insured banks that participate in the sweep program. To ensure these deposits are insured by the FDIC on a pass-through basis, we, our bank partners, and community deposit sweep program banks must meet certain conditions established by the FDIC, such as having policies and procedures to appropriately maintain records of members’ ownership of funds and to ensure that deposit account records and titling of the accounts reflect that funds are held for the benefit of our members. Deposit insurance coverage on a “pass-through” basis means that deposits made by our members at our bank partners through our platform and at community deposit sweep program banks through the community deposit sweep program are insured as if each member directly opened their own separate deposit accounts at the bank partner or community deposit sweep program bank. Pass-through insurance allows each individual member’s deposits made through our platform, together with any other accounts that the member may have at the bank partner or community deposit sweep program bank of the same ownership category, to be insured up to the applicable maximum deposit insurance amount. We believe these offerings through our platform currently comply and will continue to comply with all applicable requirements for each eligible member’s deposits made through our platform to be covered by FDIC insurance on a pass-through basis. However, the FDIC does not make determinations in advance of a bank’s failure as to whether the conditions have been satisfied for pass-through deposit insurance coverage to apply. Therefore, if the FDIC were to disagree with our determination, the FDIC might not recognize members’ claims as covered by deposit insurance in the event a bank partner or sweep program bank fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). Furthermore, if we or a non-bank third party that we work with (such as card networks and payment processors) were to fail or file for bankruptcy, FDIC deposit insurance would not cover any losses associated with that failure and receivership proceedings would not be entered into under the FDIA, because we are not a bank, nor are the non-bank third parties with which we work. If a bank partner or community deposit sweep program bank were to actually fail and enter receivership proceedings under the FDIA (regardless of whether we or any of the non-bank third parties with which we work also fail or file for bankruptcy) and if members’ deposits were not covered by FDIC insurance, including because pass-through insurance coverage was not provided by the FDIC, members may seek to hold us liable for the full amount of their uninsured deposit losses, and any such claims or litigation could be costly to address. Additionally, if we, a non-bank third party we work with, a bank partner or community deposit sweep program bank were to actually fail (regardless of whether the deposits are covered by FDIC insurance), or if there were concerns of any of the foregoing, our members may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which may adversely affect our business, financial condition, and results of operations, including by leading to claims or litigation that may be costly to address.
Additionally, through contractual obligations to our bank partners in connection with these programs, we are subject to risk management expectations for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators. Should we or our bank partners be unable to satisfy these standards, we may have to discontinue certain products or third-party relationships, and our business, financial condition, and results of operations may be adversely affected.

The CFPB has significant authority to regulate consumer financial services, and there is uncertainty as to how the agency’s actions or the actions of any other agency may impact our business.
The CFPB has authority to regulate consumer financial products and services in the United States, including consumer credit, deposits, payments, and similar products and services. We are subject to supervision by the CFPB, and examinations to assess our compliance with consumer financial protection laws are possible should the CFPB exercise its authorities; any examinations may result in matters requiring management’s attention, as well as potentially a referral for investigation and enforcement action, which may result in civil monetary penalties and limits on our activities or functions, among other relief. We have been, and may continue to be, subject to enforcement action from the CFPB, which may be public and may harm our brand, cause Active Members to stop using our platform, impair our ability to grow our Active Member base, subject us to financial penalties and liabilities, and otherwise adversely affect our business, financial condition, and results of operations. For example, in May 2024, we entered into a Consent Order with the CFPB (the “CFPB Consent Order”) agreeing, among other things, to pay a $3.25 million penalty to the CFPB and a total of $1.3 million in redress to a subset of former members who, after closure of their accounts, were sent an allegedly delayed check for the account balance, and to implement compliance enhancements to prevent recurrences of such delays in the future. The CFPB Consent Order imposes certain compliance, regulatory reporting, and enhanced recordkeeping requirements on us for a period of five years, and any noncompliance with the order may result in further exposure to CFPB action.
The CFPB is also authorized to prevent “unfair, deceptive, or abusive acts or practices” through its rulemaking, supervisory, and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the types of products we offer to members on our platform. The CFPB may request reports concerning our organization, business conduct, markets, and activities.
If the CFPB changes or modifies federal consumer financial protection regulations under its rulemaking authority, modifies, through supervision or enforcement, past regulatory guidance, or interprets existing regulations in a different or stricter manner than prior interpretations by us, the industry, or other regulators, our compliance costs and litigation exposure may increase materially. For example, regulatory guidance is currently uncertain and still evolving and there are not well-established regulatory norms for establishing compliance with respect to the application of the ECOA and Regulation B to credit risk models that rely upon alternative variables and ML. Evolving views regarding the use of AI and ML in providing financial services functions, such as assessing credit risk or providing member support, may result in the CFPB taking actions that result in requirements to alter impacted financial products, making them less attractive and restricting our ability to offer them, or to cease offering access to such financial products entirely. Further, we cannot be certain of the regulatory priorities of the CFPB, including how aggressively it will exercise its supervisory and enforcement abilities, and regulatory uncertainty or future changes in the regulatory landscape, whether with respect to the CFPB, state regulators, or otherwise, may make our business planning more difficult or potentially harm our business, financial condition, and results of operations.
Although we have committed resources to enhancing our compliance programs, future enforcement actions by the CFPB against us or our bank partners may discourage the use of our products or platform, which may harm our brand, result in the loss of bank partners, cause Active Members to stop using our platform, impair our ability to grow our Active Member base, and otherwise adversely affect our business, results of operations, and financial condition.

We have been subject to litigation and regulatory investigations, actions, and settlements, and we expect to continue to be subject to such proceedings in the future, which may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
From time to time we have been, and we expect to continue to be, subject to legal and regulatory proceedings arising out of our business practices and operations, including individual and class action lawsuits, lawsuits alleging regulatory violations such as Unfair or Deceptive Acts or Practices (“UDAP”) or Unfair, Deceptive, or Abusive Acts or Practices (“UDAAP”) violations, arbitration claims, government subpoenas, and regulatory and governmental inquiries, examinations, investigations, requests, and enforcement proceedings, and other claims and proceedings, including those involving consumer protection, labor and employment, intellectual property, privacy, data protection, data security, tax, commercial disputes, record retention, and other matters. The number and significance of these claims, lawsuits, exams, investigations, inquiries, and requests have increased as our business has expanded in scope and geographic reach, and our products have increased in complexity. For example, in March 2021, we entered into settlement agreements with the California Department of Financial Protection and Innovation (“DFPI”) and the Illinois Department of Financial and Professional Regulation – Division of Banking, agreeing to make changes to our marketing and other practices that allegedly implied we were a bank. The Illinois settlement also required us to pay a $200,000 civil money penalty to the state. In a separate matter, in February 2024, we entered into a Consent Order with the DFPI (the “DFPI Consent Order”) agreeing to continue or to undertake actions to enhance our customer service procedures and processes. The DFPI Consent Order required us to pay a $2.5 million penalty to the DFPI. Further, in May 2024, we entered into the CFPB Consent Order as discussed above. Also, we have been and continue to be subject to investigations from other state legal or regulatory authorities which have resulted in and may continue to result in additional settlements or public consent orders. Each such settlement also imposed ongoing compliance obligations related to the underlying subject matter of the regulatory allegation, and any future settlement of compliance allegations would be anticipated to do the same. In addition, some state attorneys general have indicated that they intend to take a more active role in enforcing consumer protection laws, including by relying on the Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB.
The scope, timing, outcome, consequences, and impact of claims, lawsuits, proceedings, investigations, inquiries, and requests that we are subject to cannot be predicted with certainty. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. Furthermore, resolution or settlement of such claims, lawsuits, proceedings, investigations, inquiries, and requests may result in substantial fines and penalties, which may adversely affect our business, financial condition, and results of operations. These claims, lawsuits, proceedings, exams, investigations, inquiries, and requests may also: (i) result in reputational harm, criminal sanctions, consent decrees, orders preventing us from offering specific products, functionalities, or causing us to change our marketing practices, making it more difficult or more expensive to grow our Active Member base, (ii) require us to modify or suspend our business practices, (iii) require us to develop non-infringing or otherwise altered products or technologies, (iv) prompt ancillary claims, lawsuits, proceedings, investigations, inquiries, and requests, (v) consume financial and other resources which may otherwise be utilized for other purposes such as advancing our existing or developing new products, or (vi) cause a breach or cancellation of our bank partner or third-party service provider contracts. Further, our general business liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed by such claims. Any of these consequences may adversely affect our business, financial condition, and results of operations.

If any of the loans or advances that support the liquidity products offered through our platform are found to violate any applicable state usury laws or other lending laws, we may be subject to penalties, and we may be forced to modify our business practices, each of which may adversely affect our business, financial condition, and results of operations.
Under principles of federal preemption, the terms and conditions of the loans originated by banks such as our bank partners are subject only to the usury limitation in the state from which the bank originates the loan. Additionally, through either federal preemption or express statutory exemptions, bank-originated loans typically are not subject to state consumer finance laws, including, with respect to national banks such as our current bank partners, state licensing requirements. The liquidity products available through our platform are offered in a manner that relies on our bank partners being treated as the “true lender” for such loans and lines of credit with respect to licensing, interest rate, fee, product term, disclosure, and similar regulatory considerations. Based on the structure of our bank partnership programs, including factors such as that our bank partners substantially control lending activities and own line of credit accounts, we anticipate that our bank partners will be treated as the “true lender.” However, recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. Federal and state courts evaluating true lender claims have adopted inconsistent standards for determining when relationships should be recharacterized that make the outcome of any particular challenge uncertain. States have also been more active in the past several years in amending licensing and usury laws to include anti-evasion provisions that seek to treat non-bank entities that partner with banks to offer credit products as the lender for various state regulatory purposes. Such anti-evasion provisions remain subject to substantial uncertainty as to their scope, given the relative lack of guidance and enforcement history to date. In addition, for national banks such as our current bank partners, the question of preemption of a particular state law by federal banking law often requires a practical assessment on a case-by-case basis, and state laws that regulate activities in which national banks may engage are not categorically preempted. If a court, or a state or federal enforcement agency, were to deem us, rather than our bank partners, the “true lender” for loans facilitated by our platform, or if for any reason the loans were deemed subject to and in violation of state consumer finance laws that are not preempted by federal law, we may be subject to fines, damages, injunctive relief, including requiring us to modify or suspend our business practices, and other penalties or consequences, and the loans may be rendered void or unenforceable in whole or in part, any of which may adversely affect our business, financial condition, and results of operations.
Further, in some instances, we purchase the receivables, or an economic interest in the receivables, generated by the liquidity and other products offered through our platform, with our bank partner retaining ownership of the accounts and remaining the party to whom payment is owed. Certain litigation has challenged the ability of loan assignees to rely on the preemption that applied to the original lender and, therefore, the assignee’s right to collect interest in accordance with the assigned contract that was valid when made. For example, several state attorneys general have brought litigation challenging rules issued by the OCC and the FDIC codifying the doctrine that, if an interest rate was legal when the loan was made by a bank, that rate remains legal after any sale, assignment, or other transfer of the loan to a non-bank entity. Although these challenges were unsuccessful, it is uncertain whether these or other state attorneys general will file similar suits with respect to any other rule regarding the permissibility of interest rates by the FDIC, OCC, or other regulators. We also cannot be certain whether these rules will be given effect by courts and regulators in a manner that mitigates risks relating to state interest rate limits and related risks to us, our bank partners, or the loans facilitated by our platform.

More generally, if a court, or a state or federal enforcement agency, were to successfully challenge our arrangement and recharacterize us as the “true lender” or as a loan assignee for which interest rate preemption under the federal banking laws does not apply, and if for this reason (or any other reason) the loans were deemed subject to and in violation of consumer finance laws, we may be subject to fines, damages, injunctive relief, and other penalties or consequences, and the loans may be rendered void or unenforceable in whole or in part, which may adversely affect our business, financial condition, and results of operations. In the event of such a challenge or if our arrangements with our bank partners were to change or terminate for any reason, we may incur substantial costs to find additional bank partners, obtain new state licenses, be subject to the interest rate limitations and other consumer lending regulations of certain states, and/or be prevented from providing certain products and services. There can be no assurance that these regulatory matters or other factors will not affect how we operate our business in its current form. Any of the foregoing may adversely affect our business, financial condition, and results of operations.
We may be subject to additional laws and regulations as we introduce new products or update our platform, which may adversely affect our business, financial condition, and results of operations.
We intend to continue to explore new products, and new models and structures for existing products, including with bank partners. Our current products subject us to reporting requirements, bonding requirements, and inspection by applicable regulatory agencies, and our future products may potentially require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. If proposed new product offerings result in the application of regulatory requirements that we cannot satisfy, or if any of our new products, or new models or structures for our products, impose requirements on us that are costly or burdensome to comply with, our business, financial condition, and results of operations may be adversely affected.
The highly regulated environment in which our bank partners operate may adversely affect our business, financial condition, and results of operations.
Our bank partners are subject to federal and state supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. Regulatory requirements affect our bank partners’ lending practices and investment practices, among other aspects of their businesses, and restrict transactions between us and our bank partners. These requirements may constrain the operations of our bank partners and harm our ability to continue to attract new bank partners, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business.
Banks and other financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable state and federal laws and regulations, including interpretations thereof, have been subject to significant changes in recent years, and may be subject to significant future changes. We cannot predict with any degree of certainty the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our current or any prospective bank partners or our relationships with such bank partners. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the laws and regulations. Future changes to law and regulations may harm our current or any prospective bank partners or our relationships therewith and, therefore, adversely affect our business, financial condition, and results of operations.

If we are found to be operating without having obtained necessary state or local licenses, our business, financial condition, and results of operations may be adversely affected.
Some states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, some states and localities have also adopted laws requiring licensing for consumer debt collection or servicing, the acquisition of receivables or other economic interests related to consumer credit transactions, or other consumer financial activities. While we believe we have obtained, or are in the process of obtaining, all necessary licenses, the application of some consumer finance licensing laws to our platform and our products, as well as to our bank partners, is unclear. In addition, state and local licensing requirements may evolve over time, including around loan solicitation (and related origination facilitation activities), servicing, and debt collection. If we are found to be in violation of applicable state or local licensing requirements by a court or a state, federal, or local enforcement agency, we may be subject to fines, criminal or civil penalties, damages, or injunctive relief, including requiring us to modify or suspend our business practices, and other penalties or consequences, and the loans that support the liquidity products offered through our platform may be rendered void or unenforceable in whole or in part, any of which may adversely affect our business, financial condition, and results of operations.
Stringent and changing laws and other requirements relating to privacy, data protection, and data security may adversely affect our brand, business, financial condition, and results of operations.
We are subject to numerous laws, regulations, guidance, and industry standards relating to the collection, storage, use, disclosure, transfer, and other processing of a wide variety of information, including non-public personal information and other personal information of our members. We are also subject to stringent contractual and other requirements relating to privacy, data protection, and data security, including requirements from our bank partners to safeguard non-public personal information. The legal and regulatory environment, and our contractual and other requirements, relating to privacy, data protection, and data security is rapidly evolving and may develop and evolve in ways we cannot predict. Further, these requirements may apply generally to the handling of personal information or may be specific to industries, sectors, contexts, or locations. The continued proliferation of laws and regulations relating to privacy, data protection, and data security in the jurisdictions in which we operate is likely to result in a disparate array of laws, regulations, guidance, industry standards, and other actual and asserted obligations with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which may subject us to increased regulatory scrutiny and business costs and may lead to unintended consumer confusion. In addition, we may become subject to additional laws and regulations relating to privacy, data protection, and data security in jurisdictions in which we may operate in the future (including any non-U.S. jurisdictions), which may require us to change our business practices and result in increased compliance costs.
Many jurisdictions in which we operate have enacted, or are in the process of enacting, laws or regulations addressing privacy, data protection, and data security. For example, in the United States there are numerous federal and state privacy, data protection, and data security laws and regulations governing the collection, storage, use, disclosure, transfer, and other processing of personal information. We are also contractually subject to applicable requirements under the Gramm Leach Bliley Act (which regulates the confidentiality and security of non-public personal information obtained by financial institutions, including non-banking financial institutions significantly engaged in providing financial products or services) (the “GLBA”). In addition, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission (which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection and data security). At the state level, California and numerous other U.S. states have enacted, are in the process of enacting or are proposing to enact comprehensive state-level privacy laws governing the collection, storage, use, disclosure, transfer, and other processing of their residents’ personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), gives California residents rights in their personal information including to access and delete their personal information, opt out of sales of personal information or other personal information sharing, and receive detailed information about how their personal information is used. The CCPA also prohibits covered companies from discriminating against California residents for exercising any of their CCPA rights and provides for severe civil penalties for violations as well as a private right of action for data breaches.

Additionally, companies that store, transmit, or otherwise process credit card information are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to security surrounding the physical and electronic storage, transmission and processing of cardholder data. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems and technology may also disrupt or reduce the efficiency of our operations. If we, our bank partners, or our third-party service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card networks, which may materially and adversely affect our business.
Moreover, while we strive to publish and prominently display privacy notices that are accurate, comprehensive, and compliant with applicable laws, regulations, guidance, and industry standards, we cannot ensure that such privacy notices and other statements (including the privacy notices and statements that we display on behalf of our bank partners) or those of our third-party service providers will be sufficient to protect us from claims, proceedings, liability, or adverse publicity relating to privacy, data protection, and data security. Although we endeavor to comply with such privacy notices, we, our bank partners, or our third-party service providers may at times fail to do so or be alleged to have failed to do so. If such public statements about the use, collection, disclosure collection, storage, use, disclosure, transfer, and other processing of personal information (including non-public personal information), whether made through the privacy notices or statements provided on our, or our third-party service providers’, websites press releases, or otherwise, are alleged to be deceptive, unfair, or misrepresentative of our, our bank partners’, or our third-party service providers’ actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.
Any failure or alleged or perceived failure by us, our bank partners or our third-party service providers to comply with new or existing laws, regulations, guidance, industry standards, and any amendments thereto or changes in interpretation thereof, our contractual obligations, or other actual or asserted obligations relating to privacy, data protection, or data security, including relating to our collection, storage, use, disclosure, transfer, and other processing of non-public personal information, or other personal information of our members may result in proceedings or actions against us by government agencies or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, and increase the costs and complexity of compliance, any of which may adversely affect our brand, business, financial condition, and results of operations.
We are subject to laws and regulations covering anti-corruption, anti-bribery, trade sanctions, anti-money laundering, and similar laws, and non-compliance with such laws and regulations can subject us to criminal penalties or significant fines and adversely affect our business, financial condition, and results of operations.
We are subject to anti-corruption and anti-bribery and similar laws, including the U.S. Foreign Corrupt Practices Act of 1977 and the U.S. domestic bribery statute contained in 18 U.S.C. § 201. These laws generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures in place to address compliance with such laws, we cannot assure you that actions will not be taken in violation of our policies and applicable law, for which we may be ultimately held responsible.

Although Chime Financial, Inc. does not currently engage as a business in the transfer of funds and is not a “money services business” or otherwise subject to anti-money laundering requirements under U.S. federal or state law, we may in the future become subject to such requirements as a result of changes to federal and state laws, including changing interpretations by relevant authorities, regarding money services businesses and money transmitters. In addition, one of our wholly-owned subsidiaries holds licenses to operate as a money transmitter (or its equivalent) in various U.S. states, and is a money services business and subject to anti-money laundering registration requirements. Chime does not currently receive funds from or transmit funds on behalf of members. Instead, our platform serves as an interface between members who submit payment instructions and our bank partners who hold the members’ accounts. For example, Pay Anyone currently involves payments sent from a Chime member’s checking account at one of our bank partners, with the bank partner moving funds to the intended recipient’s account. Additionally, due to our relationships with our bank partners that are directly subject to anti-money laundering and anti-terrorism financing laws and regulations, and which are required by regulation to comply with these laws and regulations, we have implemented an anti-money laundering program designed to prevent the offerings on our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. In addition, economic sanctions prohibit the facilitation of transactions for prohibited entities including sanctioned persons, countries and territories and their governments. Our program is also designed to prevent offerings on our platform from being used to facilitate activity in violation of applicable sanctions laws and regulations, including conducting business in specified countries or with designated persons or entities, including those on lists promulgated by the Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. Our anti-money laundering compliance program includes policies, procedures, reporting protocols, and internal controls, and is designed to comply with the requirements of our bank partners and assist in managing risk associated with money laundering and terrorist financing. Even though we take precautions to prevent our platform from being provided to sanctioned countries and territories and persons, our platform may be used by such persons despite such precautions.
These laws and regulations have been interpreted broadly and enforced aggressively in recent years. Any failure to comply with these laws and regulations may subject us to significant sanctions, fines, penalties, contractual liability to our partners, and reputational harm, all of which may adversely affect our business, financial condition, and results of operations.
Risks Related to Intellectual Property Matters
If we fail to adequately protect our intellectual property rights, our competitive position may be impaired, and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights, which may adversely affect our business, financial condition, and results of operations.
Our success depends in part on protecting our intellectual property rights. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, and contractual restrictions to establish and protect our intellectual property rights in our products. However, the steps we take to protect our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to obtain, maintain, or enforce our intellectual property rights or if we do not detect infringement, misappropriation, or other unauthorized use of our intellectual property rights. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and products and use information that we regard as proprietary to create products that compete with ours. Some license or other contractual provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology, products, and proprietary information may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized use, copying, transfer, and disclosure of our technology, products, and proprietary information may increase. In addition, the growing use of generative AI by us, our bank partners and our third-party developers presents an increased risk of unintentional and/or unauthorized use, copying, transfer, and disclosure of our intellectual property rights. In light of the current state of the law on the availability of copyright protection of AI-generated works, our use of generative AI also presents a risk that we may create marketing materials that are not protectable and could be used by competitors.

Any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. For example, third parties, including our competitors, may assert patents relating to technologies that overlap or compete with our technology and seek to charge us a licensing fee or otherwise preclude the use of our technology. Additionally, the process of obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, these patents may not adequately protect our intellectual property rights, as the legal standards relating to the infringement, validity, enforceability, and scope of protection of patent and other intellectual property rights are complex and often uncertain.
Despite our efforts, unauthorized parties, including our competitors, may duplicate, mimic, reverse engineer, access, obtain, or use aspects of our technology, products, and proprietary information without our permission. Moreover, there can be no guarantee that our efforts will prevent unauthorized parties, including our competitors, from designing around our intellectual property rights or independently developing technologies that are substantially equivalent or superior to our technology or products.
We rely on both registrations and common law protections for trademarks and service marks. However, we may be unable to prevent competitors or other third parties from acquiring or using trademarks or service marks that are similar to, infringe upon, misappropriate, or otherwise violate or diminish the value of our trademarks and service marks. The value of our trademarks and service marks may diminish if others assert rights in or ownership of our trademarks or service marks that are similar to ours, which may harm our corporate or brand identity and lead to customer confusion. There is a risk that our trademarks and service marks may not be adequate to protect our brand or may conflict with the registered trademarks or other intellectual property rights of other companies, which may require us to rebrand our products (which may result in loss of goodwill and brand recognition and require additional advertising and marketing expenditures) or defend against third-party claims.
While our software and other proprietary works of authorship may be protected under copyright laws, we have not registered any copyrights in all of these works. While registration is not necessary to benefit from copyright protection, registration provides additional benefits in certain jurisdictions, and is required to bring a copyright infringement lawsuit in the United States. Further, our use of AI in the development of our software would most likely preclude such registration. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited in the United States.
We rely in part on trade secrets to maintain our competitive position. We enter into confidentiality and invention assignment agreements with our employees and consultants who are involved in the development of intellectual property for us and may enter into confidentiality agreements with the parties with whom we engage in business discussions and in conjunction with definitive agreements. We may not always be effective in controlling access to, use of and distribution of our intellectual property rights, products, or proprietary information, including our trade secrets. Use of generative AI tools by employees may unintentionally upload or reveal our confidential information to third-party AI providers, which could disclose trade secrets and weaken our competitive position.
Further, in order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights may be costly, time consuming, and distracting to management and may result in the impairment or loss of portions of our intellectual property rights. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity, enforceability, and scope of our intellectual property rights. Due to the significant amount of discovery required in connection with intellectual property litigation, our confidential information may be compromised by disclosure during litigation. Our inability to protect our technology, products, or proprietary information against unauthorized use, copying, transfer, or disclosure, as well as any costly litigation or diversion of our management’s attention and resources, may delay further the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or harm our brand, all of which may adversely affect our business, financial condition, and results of operations. In addition, we may be required to license additional technology from third parties to develop and market new products, and we may not be able to license that technology on commercially reasonable terms or at all, which may adversely affect our ability to compete.

We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, may require us to pay significant damages and may limit our ability to use certain technologies, which may adversely affect our business, financial condition, and results of operations.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of misappropriation, misuse, infringement, or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. It has become common in recent years for third parties in the United States to purchase patents or other intellectual property rights for the sole purpose of making claims of misappropriation, misuse, infringement, or other violations in an attempt to extract settlements from companies such as ours. From time to time, third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our bank partners, our members, or other parties with which we have a relationship, including parties indemnified by us. We have in the past and may, in the future receive, notices that claim we have misappropriated, misused, infringed, or otherwise violated other parties’ intellectual property rights. To the extent we gain greater market visibility and/or as new technologies such as generative AI impact the industries in which we operate, we face a higher risk of being the subject of such claims.
Claims of misappropriation, misuse, infringement, or other violations of intellectual property rights may be extremely broad, and it may not be possible for us to conduct our business in such a way as to avoid all such claims. We also may be unaware of third-party intellectual property rights that cover or otherwise relate to some or all of our products.
Pending and future intellectual property claims, with or without merit, and even if we ultimately prevail, may be very time consuming, may be expensive to settle or litigate and may divert our management’s attention and other resources. These claims may also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims may also result in our having to stop using technology or other intellectual property found to be in violation of a third party’s rights. We may be required to seek a license for the technology or other intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we may be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology or other intellectual property, which may require significant effort, time, and expense and may not be successful. If we cannot license or develop technology or other intellectual property for any aspect of our business found to be in violation of a third party’s rights, we may be forced to limit or stop offering our products and may be unable to compete effectively. In addition, there can be no guarantee that a third party who may have agreed to indemnify us for costs associated with intellectual property-related litigation, if any at all, will not refuse or be unable to uphold its contractual obligations. Any of these results may adversely affect our business, financial condition, and results of operations.

We use open source software in our products, which may subject us to litigation or other actions, which may adversely affect our business, financial condition, and results of operations.
We use open source software in our products, including certain elements within our AI systems, and may use more open source software in the future. From time to time, there have been claims challenging the manner of use or ownership of open source software against companies that incorporate open source software into their products and technologies. As a result, we may be subject to lawsuits by parties claiming misappropriation, misuse, infringement, ownership, misattribution, or other violations of what we believe to be open source software. Litigation may be costly for us to defend, adversely affect our business, results of operations, and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our products with open source software in a certain manner, we may, under certain open source licenses such as copyleft-style licenses, be required to release or license the source code of our products at no cost or otherwise impair our intellectual property. Such release may allow our competitors or other third parties to create similar products with lower development effort, time, and costs. Further, the terms of various open source licenses have not been interpreted by U.S. courts and as such there is a risk that such licenses may be construed in a manner that imposes unanticipated conditions or restrictions on our business. Due to the nascency of AI and uncertainty and evolving legal and regulatory regimes, these risks may be heightened with respect to the use of open source software within our AI systems and such use may pose additional risks relating to intellectual property ownership and license rights or the risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our products. We have adopted an open source usage policy designed to mitigate risks associated with the use of open source software, including components integrated into our AI systems, and we utilize specialized tools to assist in detecting vulnerabilities and enforcing security measures, but we cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue all or a portion of our products, face injunctions or customer indemnity obligation, or take other remedial actions, any of which may adversely affect our business, financial condition, and results of operations.
In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding misappropriation, misuse, infringement, ownership, misattribution, or other violations, the quality of the code or the origin of the open source software. Many of the risks associated with the use of open source software cannot be eliminated and may adversely affect our business, results of operations, financial condition, and future prospects. For instance, open source software is developed by programmers beyond our control and often may have security vulnerabilities, defects, or errors of which we may not be aware. Even if we become aware of any such vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the relevant programmers to address such vulnerabilities, defects, or errors. Such a delay may negatively impact our products, including by adversely affecting the market’s perception of our products, impairing the functionality of our products, or delaying the launch of new products, any of which may adversely affect our business, financial condition, and results of operations.

Risks Related to Financial and Tax Matters
We may incur substantial indebtedness and any failure to meet our debt obligations may adversely affect our business, financial condition, and results of operations.
We have entered into, and may continue to enter into, arrangements pursuant to which we may incur significant indebtedness, including our credit agreement with Morgan Stanley Senior Funding, Inc., as the administrative agent, the collateral agent, a letter of credit issuer and a lender, First-Citizens Bank & Trust Company, as a letter of credit issuer and a lender, and Goldman Sachs Lending Partners LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, MUFG Bank Ltd., Texas Capital Bank, and Deutsche Bank AG New York Branch, as lenders, which provides for a $475.0 million senior secured revolving credit facility maturing on March 31, 2030 (the “credit facility”). If we incur indebtedness under the credit facility, our ability to make payments on such debt, to repay such indebtedness when due, and to fund our business, operations, and capital expenditures will depend on our ability to generate or raise cash in the future. If we cannot service our indebtedness, we may have to take actions such as utilizing available capital, selling assets, selling equity, or reducing or delaying capital expenditures, strategic transactions, investments, and partnerships, any of which may impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business, and may adversely affect our business, financial condition, and results of operations. Our ability to restructure or refinance any debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. We also may not be able to refinance indebtedness on commercially reasonable terms, or at all.
Our obligations under the credit facility are required to be guaranteed by certain of our subsidiaries. Such obligations, including the guaranties, are secured by substantially all of our assets and those of the subsidiary guarantors. If we incur indebtedness under the credit facility and we are unable to repay or otherwise refinance such indebtedness when due, or if any event of default occurs under the credit facility, the lenders under our credit facility could accelerate our outstanding obligations. In the event that the lenders under our credit facility accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness and the lenders may seek to enforce their security interests in our assets as well as of those of the subsidiary guarantors.
If we incur indebtedness under the credit facility, we will be subject to variable interest rate risk because our interest rate under the credit facility varies based on a margin over an indexed rate or an adjusted base rate. If we incur indebtedness under the credit facility and interest rates were to increase substantially, it would adversely affect our results of operations and could affect our ability to service our indebtedness.
Our credit facility contains restrictive covenants that may limit our operating flexibility, which may adversely affect our business, financial condition, and results of operations.
Our credit facility contains restrictive covenants that limit our ability to, among other things, merge or consolidate with other companies, sell all or substantially all of our assets, incur additional indebtedness, incur liens, pay cash dividends, repurchase or redeem our equity interests, enter into transactions with affiliates, and make investments, subject in each case to customary exceptions. In addition, our credit facility requires us to satisfy a minimum liquidity covenant. There is no guarantee that we will be able to generate sufficient cash flow or revenue to satisfy the minimum liquidity covenant. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants may result in a default under the credit facility, which would give the lenders the right to terminate their commitments to provide additional loans under the credit facility and to declare all borrowings, together with accrued and unpaid interest and fees, to be immediately due and payable.

We may require additional capital to support our business, and this capital may not be available to us on acceptable terms, if at all, which may adversely affect our business, financial condition, and results of operations.
We intend to continue to make investments to support our business and may require additional funds to do so. In particular, we may seek additional funds to develop new products, enhance our platform and existing products, expand our operations, including our sales and marketing organizations, improve our infrastructure or acquire complementary businesses, technologies, services, products, and other assets. In addition, we may use a portion of our cash to satisfy tax withholding and remittance obligations related to outstanding RSUs and PSUs. Accordingly, we may need to engage in equity, equity-linked, or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders may suffer significant dilution, and any new equity securities we issue may have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future may involve restrictive covenants relating to our capital raising activities and other financial and operational matters, potentially making it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, scale our infrastructure, develop new products, enhance our platform and existing products, and respond to business challenges may be impaired, and our business, financial condition, and results of operations may be adversely affected.

Our bank partners originate and hold on their balance sheets amounts related to the liquidity products offered through our platform. If we are unable to maintain these arrangements as we grow or we cannot find suitable alternative arrangements, our business, financial condition, and results of operations may be adversely affected.
Our bank partners originate loans and lines of credit related to the liquidity products offered through our platform and have historically held amounts on their balance sheets to support these liquidity products. In particular, Bancorp has committed to hold on its balance sheet an amount in connection with Credit Builder and liquidity products offered to members through our platform such as MyPay, SpotMe, Instant Loans, and other lending products, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp. Similarly, Stride currently originates liquidity products for our members and holds related amounts on its balance sheet. Under our agreement with Stride, Stride has the contractual option to sell individual MyPay receivables to us once such receivables have aged two days beyond their origination date. In addition, pursuant to the terms of our agreements with our bank partners, we may elect to or are contractually obligated to maintain collateral and reserve account balances related to the liquidity products offered through our platform. For example, we have historically elected to fund a cash collateral account at Bancorp and pledge receivables due from Bancorp to be used as collateral against all negative account balances through SpotMe or other transaction activity with respect to Bancorp. Similarly, we have historically fully secured all negative account balances through SpotMe or other transaction activity with respect to Stride by funding a reserve account and pledging certain accounts receivable due from Stride in a combined amount that collateralizes the total of such negative account balances. Pursuant to the Stride Agreements, we are required to ensure that negative account balances are fully secured and to at all times keep a minimum of $5 million in such reserve account as cash collateral. We cannot be certain that these balance sheet arrangements will be sufficient as we scale the existing liquidity products offered through our platform and in the event we introduce new liquidity products through our platform. If either of our bank partners chooses to reduce the volume of loans and lines of credit facilitated through our platform, or is unwilling or unable to originate loans and lines of credit or to hold amounts related to these products on its balance sheet, and cannot find suitable alternative arrangements, the originations of liquidity products offered through our platform may need to be reduced or we may need to seek alternative arrangements, which may not be available on favorable terms to us, or at all, and which may require lengthy transition periods. Further, if our collateral or reserve obligations increase, we may need to reduce spending in other areas. Any of the foregoing may adversely affect our business, financial condition, and results of operations. For additional risks associated with our bank partnerships, see the risk factor titled “Our relationships with our bank partners are crucial to our business, and we may be unable to maintain our relationship with either of our bank partners, which may adversely affect our business, financial condition, and results of operations.” For additional discussion of the liquidity products offered through our platform and the applicable contractual terms regarding collateral and reserve account balances, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Products.”
We may also change our strategy with respect to how current and future liquidity products offered through our platform are originated and held over time depending on our needs and the attractiveness and availability of alternative structures. However, our future ability to provide access to liquidity products through our platform could be restricted due to a variety of factors, including our or our bank partners’ actual or perceived financial condition, risk loss history, risk management capabilities, including with respect to underwriting, overall business or industry prospects, adverse regulatory changes, or general disruptions to or volatility in the capital markets. If adequate alternative structures are not available, or are not available on acceptable terms, we may be unable to deliver the existing liquidity products or new products through our platform at our desired scale, which may adversely affect our business, financial condition, and results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations may be impaired, which may adversely affect our business, financial condition, and results of operations.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Nasdaq listing standards. The Sarbanes-Oxley Act and related Exchange Act rules require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to assure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, may harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting may also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting may also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting may adversely affect our business, financial condition, and results of operations and may cause a decline in the market price of our Class A common stock.
We rely on assumptions and estimates to calculate certain of our metrics and other figures presented herein, and real or perceived inaccuracies in such metrics may adversely affect our brand and our business, financial condition, and results of operations.
Certain of the metrics and figures that we disclose, such as Active Members, ARPAM (with respect to the Active Members portion of the metric), Purchase Volume, attach rates, and cohort level data, are calculated using internal company data that has not been independently verified. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable periods of measurement, there are inherent challenges in measuring these metrics and figures across our Active Member base. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful, and we may discover material inaccuracies. In addition, our methodologies for calculating these metrics may be updated from time to time and may differ from the methodologies used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. Additionally, the figures in our Registration Statement on Form S-1 filed in connection with our IPO, or any of the other documents we file or furnish with the SEC relating to the size and expected growth of our addressable market, or the estimates and assumptions that are used to derive such figures, may prove to be inaccurate. There is no guarantee that any particular number of the individuals included in these addressable market estimates will become Active Members or generate any particular level of revenue or that we will be able to successfully develop products in all additional areas covered by future addressable market opportunities. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. If securities analysts or investors do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our estimates, then the market price of our Class A common stock may decline, our brand may be harmed and our business, financial condition, and results of operations may be adversely affected.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations may be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on our consolidated financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Significant estimates and assumptions include, but are not limited to, product obligation, accrued transaction dispute losses, stock-based compensation, and the fair value of common stock. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which may cause our results of operations to fall below the expectations of securities analysts and investors and a decline in the market price of our Class A common stock.
We may have exposure to greater-than-anticipated tax liabilities, which may adversely affect our business, financial condition, and results of operations.
We may be subject to taxation in several jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The amount of our tax liabilities may increase due to changes in applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents. Various levels of government, such as U.S. federal and state legislatures, are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. Any such tax reform or other legislative or regulatory actions, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, may increase our effective tax rate or cash tax payments, which may adversely affect our business, financial condition, and results of operations. For example, in 2022, the Inflation Reduction Act was enacted in the United States, which introduced, among its provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by publicly-traded corporations, and increased funding for the Internal Revenue Service. Although we do not anticipate the new corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax may result in additional taxes payable by us, which may adversely affect our business, financial condition, and results of operations. The amount of our tax liabilities may also increase due to changes in our business, including changes in our mix of income and expenses or changes in our geographic footprint.
Further, our implementation of new practices and processes designed to comply with changing tax laws and regulations may require us to make changes to our business practices, allocate additional resources, and increase our costs of operations, which may adversely affect our business, financial condition, and results of operations. In addition, we intend to utilize net share settlement for the vesting and settlement of RSUs and PSUs issued to our employees under our equity incentive plans. Upon vesting, we will withhold RSUs or PSUs based on estimated tax withholding amounts and use cash to remit taxes on behalf of our employees, which may result in significant cash payments on quarterly vesting dates.

In addition, the determination of our provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient. Our determination of our tax liabilities is subject to audit and review by applicable tax authorities and such tax authorities may disagree with tax positions we take. If any such authority were to successfully challenge any tax position, our business, financial condition, and results of operations may be adversely affected.
We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations.
As of December 31, 2024, we recorded a full valuation allowance on our U.S. deferred tax assets. A valuation allowance may be established to reduce a deferred tax asset to the level at which it is more likely than not that the tax asset or benefits will be realized. The establishment of a valuation allowance requires an assessment of both positive and negative evidence when determining whether deferred tax assets are more likely than not to be realized. We continue to monitor the likelihood that we will be able to realize our deferred tax assets in the future and we may in the future make adjustments to our valuation allowance. Any future recording or release to our valuation allowance may have an adverse effect on our results of operations.
Our ability to use our net operating losses or other tax attributes to offset future taxable income or tax liabilities may be subject to certain limitations, which may adversely affect our business, financial condition, and results of operations.
As of December 31, 2024, we had approximately $900.7 million and $786.0 million of federal and state (post-apportioned) net operating losses (“NOLs”). The federal NOLs will carry forward indefinitely. The state NOLs will begin to expire in 2028. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and certain other pre-change tax attributes to offset post-change taxable income. We have performed a detailed analysis to determine whether an ownership change has occurred and noted three ownership changes. As such, all of the NOLs and tax credit carryforwards generated as of the ownership change dates are limited under Sections 382 and 383, however, none of the NOLs and tax credit carryforwards are projected to expire unutilized.
If we undergo an ownership change in the future, our ability to utilize NOLs and certain other tax attributes generated before such ownership change may be further limited by Sections 382 and 383 of the Code and/or other applicable tax laws. Future changes in our stock ownership, some of which may be outside of our control, may result in additional ownership changes under these rules. Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future.
In addition, the amount of federal NOLs arising in taxable years beginning after December 31, 2017 that we are permitted to deduct in a taxable year is limited to 80% of our federal taxable income in each such year to which the NOLs are applied, where such taxable income for such year is determined without regard to the NOL deduction itself, and such NOLs may be carried forward indefinitely. Our state NOLs may also be subject to limitations under state law. There is a risk that due to legislative or regulatory changes, or other unforeseen reasons, our existing NOLs or other tax attributes may expire or otherwise be unavailable to reduce or offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or other tax attributes, whether or not we attain profitability.
Realization of these NOL carryforwards also depends on future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could adversely affect our results of operations.

General and Macroeconomic Risks
A deterioration of macroeconomic conditions may adversely affect our members, which may adversely affect our business, financial condition, and results of operations.
Our performance is subject to macroeconomic conditions that are beyond our control and the impact of such conditions on levels of earning and spending by our Active Members. Such macroeconomic factors include interest rates, the rate of inflation, unemployment levels, the availability of government stimulus and unemployment compensation payments, the impact of a federal government shutdown, natural disasters, health epidemics, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, and consumer perceptions of economic conditions. While our Active Members use their Chime-branded debit and credit cards for everyday expenses such as food and groceries, gas, and utilities, macroeconomic conditions may impact member behavior and delay or reduce certain spending activity. For example, changes in macroeconomic conditions due to actual or proposed tariff changes could increase consumer prices, unemployment rates, and inflation, each of which in turn could affect member activity on our platform. These macroeconomic factors may also affect our ability to cost-effectively deliver the liquidity products offered through our platform, and a sudden change in macroeconomic conditions could cause us to experience an increase in risk losses. A deterioration of macroeconomic conditions may therefore cause fluctuations in our performance or adversely affect our business, financial condition, and results of operations.
Environmental, social and governance (“ESG”) issues may harm our brand and adversely affect our business, financial condition, and results of operations.
Regulators, members, investors and investor advocacy groups, employees, and other stakeholders have focused on ESG practices, including with respect to climate change, talent, security, privacy, data protection, and data security. If we do not adapt to and comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, fail to meet rapidly evolving investor, industry, or stakeholder expectations and standards, or are perceived to not have responded appropriately to growing concerns with respect to ESG issues, our brand may be harmed, members may choose to refrain from using our products, we may be subject to fines, penalties, regulatory or other enforcement action, and our business, financial condition, and results of operations may be adversely affected.
Our business, financial condition, and results of operations may be adversely affected by natural disasters, public health crises, political crises, or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood, or significant power outage, may disrupt our operations, mobile networks, the internet, or the operations of our bank partners or third-party service providers, and the impact of climate change may increase these risks. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for the threat of fires. In addition, any public health crises, such as the COVID-19 pandemic or other epidemics, political crises, terrorist attacks, war and other political or social instability, and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, may adversely affect our operations or macroeconomic conditions. The impact of any natural disaster, act of terrorism, or other disruption to us, our bank partners, or other third parties may result system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, data breaches, malware, and other security or hacking incidents, all of which may adversely affect our business, financial condition, and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Further, the insurance we maintain may be insufficient to cover our losses resulting from such business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our common stock has the effect of concentrating voting power with our Co-Founders, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders beneficially own all of the outstanding shares of our Class B common stock. As of June 30, 2025, Christopher Britt, our Co-Founder, Chairperson, and Chief Executive Officer, held approximately 34.4% of the voting power of our outstanding capital stock; and Ryan King, our Co-Founder and a member of our board of directors, held approximately 31.1% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest and settle in equity awards (including in connection with the rights we granted each of our Co-Founders, pursuant to equity exchange right agreements we entered into with them, to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or upon vesting and settlement of restricted stock units, in each case for an equivalent number of shares of Class B common stock (the “Equity Award Exchange”) outstanding at the time of the completion of the IPO. If all such equity awards held by our Co-Founders (including the RSUs granted to our Co-Founders pursuant to the 2025 Co-Founder Special Awards that vest upon the satisfaction of a service condition and achievement of certain stock price goals (the “2025 Co-Founder Special Awards”)) had been exercised or had vested and been settled, as applicable, and the resulting shares of Class A common stock had been exchanged for shares of Class B common stock pursuant to the Equity Award Exchange, in each case as of June 30, 2025, Messrs. Britt and King would hold approximately 39.9% and 34.2% of the voting power of our outstanding capital stock. These future issuances of our Class B common stock will further dilute the voting power of our Class A common stock.
Our Co-Founders will each vote in their own discretion on any action requiring approval of our stockholders. However, as a result of this structure, our Co-Founders will be able to significantly influence or determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of voting control may have the effect of delaying, preventing, or deterring a change in control of our company, may deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock. Further, because our Co-Founders have not entered into a voting agreement or otherwise agreed to act together for the purpose of voting shares of our common stock, there is no formal or contractual mechanism that requires them to vote together on any matter submitted to stockholders and they may vote differently. As a result, if a matter is submitted to stockholders and there is a disagreement between our Co-Founders regarding such matter, a relatively small group of stockholders that hold a significant portion of the voting power of our Class A common stock may influence or determine the outcome of the matter. Upon completion of the IPO, based on 332,239,249 shares of our Class A common stock and 32,182,289 shares of our Class B common stock outstanding as of March 31, 2025 (after giving effect to the conversion of all outstanding preferred stock into Class A common stock, the reclassification of common stock into Class A common stock, the exchange of Class A common stock by our Co-Founders and their related entities into Class B common stock pursuant to the terms of certain exchange agreements, and the settlement of RSUs that satisfied time-vesting and liquidity-vesting conditions as of the IPO), our Co-Founders would only need to beneficially own an aggregate of approximately 54% of the initially outstanding shares of Class B common stock to, when voting together, be able to control the outcome of matters submitted to stockholders for approval.

Future transfers by the holders of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions in which a Co-Founder retains or is granted exclusive voting control over such shares of Class B common stock. All of the Class B common stock will convert into shares of Class A common stock (that is, “sunset”) on the earlier of (i) the date determined by the holders of two-thirds of the then outstanding shares of Class B common stock and (ii) when both Co-Founders have experienced a “Triggering Event” (subject to a transition period of between 30 and 180 days as determined by our board of directors). A “Triggering Event” is the first to occur of any of the following with respect to each Co-Founder: (A) the aggregate number of shares of our capital stock and shares underlying any securities (including RSUs, options, or other convertible instruments) held by such Co-Founder and his related entities and permitted transferees represent less than 35% of the shares of Class B common stock held by such Co-Founder and his related entities and permitted transferees as of immediately following the completion of the IPO, (B) the date such Co-Founder is no longer providing services to us as an officer, employee, or consultant and such Co-Founder is no longer a member of our board of directors, (C) the date that such Co-Founder’s employment with us is terminated for cause, or (D) the date of the death or disability of such Co-Founder.
If only one of our Co-Founders has experienced such a Triggering Event, then a proxy (the “Founder Voting Proxy”) will automatically be granted over all of the shares of Class B common stock held by such Co-Founder and his related entities and permitted transferees to the other Co-Founder, such that one Co-Founder will have exclusive voting control over all shares of Class B common stock held by both Co-Founders and their related entities and permitted transferees. As a result of the Founder Voting Proxy, one Co-Founder would then be able to significantly influence or determine any action requiring approval of stockholders in his sole discretion, including all matters referred to above.
In addition, future issuances of our common stock, particularly to our Co-Founders, would further dilute the voting power of holders of our Class A common stock and could increase the voting power of our Co-Founders. Future issuances of Class A common stock, Class B common stock, or Class C common stock to our Co-Founders could also delay the sunset of the multi-class structure of our common stock by increasing the number of shares that they hold, thus preventing or delaying the Triggering Event related to the continued ownership of a certain amount of our securities as described above. Any future issuances of additional shares of Class B common stock will not be subject to approval by our stockholders except for our Co-Founders and as required by the Nasdaq listing rules. Further, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions.
Further, while we are not considered to be a “controlled company” under the Nasdaq corporate governance rules, under certain circumstances, we may in the future become a controlled company due to the concentration of voting power among our Co-Founders. For example, in the event that a Triggering Event occurs with respect to one of our Co-Founders, the other Co-Founder will hold voting power over all of both Co-Founders’ shares of Class B common stock by virtue of the Founder Voting Proxy (as defined in our amended and restated certificate of incorporation). If the total voting power held by such Co-Founder exceeds 50% of our outstanding voting power, we may qualify as a controlled company. If we were a controlled company, we would be eligible and could elect not to comply with certain of the Nasdaq corporate governance standards. Such standards include the requirement that a majority of directors on our board of directors are independent directors, subject to certain phase-in periods, and the requirement that our compensation, nominating and governance committee consist entirely of independent directors. In such a case, if the interests of our stockholders differ from the group of stockholders holding a majority of the voting power, our stockholders would not have the same protection afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance standards.

The multi-class structure of our common stock may adversely affect the trading market for our Class A common stock.
Certain stock index providers have excluded companies with multiple classes of shares of common stock from being added to certain stock indices. Accordingly, the multi-class structure of our common stock would make us ineligible for inclusion in indices with such restrictions and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. In addition, several stockholder advisory firms and large institutional investors have been critical of the use of multi-class structures. Such stockholder advisory firms may publish negative commentary about our corporate governance practices or our capital structure, which may dissuade large institutional investors from purchasing shares of our Class A common stock. These actions could make our Class A common stock less attractive to other investors and may result in a less active trading market for our Class A common stock.
The market price of our Class A common stock may be volatile and you may lose all or part of your investment.
The market price of our Class A common stock may fluctuate substantially, depending on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations may cause you to lose all or part of your investment in our Class A common stock. Factors that may cause fluctuations in the market price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty or negative market sentiment;
•volatility in the market and trading volumes of technology and financial services stocks;
•changes in the operating performance and stock market valuations of other technology or financial services companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•rumors and market speculation involving us or other companies in our industry;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or perceived significant data breaches involving our business;
•the financial or non-financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•third-party data published about us or other companies in our industry, whether or not such data is accurate;
•announcements by us or our competitors of new products;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•fluctuations in the trading volume of shares of our Class A common stock or the size of our public float;
•short selling of our Class A common stock or related derivative securities;
•actual or anticipated changes or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•our issuance of shares of our Class A common stock;

•litigation or regulatory action involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies, or similar strategic transactions, by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•major catastrophic events such as war, incidents of terrorism, pandemics, or responses to such events;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the market price of our Class A common stock may decline for reasons unrelated to our business, financial condition, or results of operations. The market price of our Class A common stock may also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares of our Class A common stock.
In the past, stockholders have initiated securities class action lawsuits against companies following periods of stock price volatility. If the market price of our Class A common stock is volatile, we may become the target of securities litigation. Such litigation may subject us to substantial costs, divert resources and management’s attention, and adversely affect our business, financial condition, and results of operations.
A substantial portion of the outstanding shares of our common stock are restricted from immediate resale but may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale may depress the market price of our Class A common stock.
The market price of our Class A common stock may decline due to sales of a large number of shares of our Class A common stock in the market after our IPO. The potential for such sales to occur may also depress the market price of our Class A common stock.
Our directors, executive officers, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any shares of our Class A common stock for up to 180 days following the date of our IPO (the “lock-up period”); provided that:
•with respect to current employees (excluding any of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)) as of the date of the IPO, up to 25% of the aggregate number of shares of Class A common stock, shares issuable upon exercise of stock options or warrants, and shares issuable upon vesting and settlement of RSUs, held as of the date of the IPO may be sold beginning at the later of: (i) the beginning of the day on the second full trading day following our public announcement of earnings for the quarter ending June 30, 2025 and (ii) the first date that (A) is more than 90 days following the date of the Final Prospectus and (B) does not occur during a regularly-scheduled blackout period under our insider trading policy (this exception to the lock-up period, the “Employee Release”); and

•the lock-up period will terminate in full upon the earliest of (i) the beginning of the day on the second full trading day following our public announcement of earnings for the quarter ending September 30, 2025, (ii) if the lock-up period is scheduled to end during or within five trading days prior to a regularly-scheduled blackout period under our insider trading policy and it is more than 100 days following the date of the Final Prospectus, 10 trading days before such regularly-scheduled blackout period (the “Blackout-Related Release”), or (iii) 180 days following the date of the Final Prospectus, (the earliest, of (i), (ii), or (iii), the “Full Release”).
In the event that a Blackout-Related Release will occur, we will announce the date of the expected Blackout-Related Release through a major news service, or on a Form 8-K, at least two trading days in advance of the Blackout-Related Release. We and the representatives of the underwriters of our IPO may release stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.
As a result of these market standoff and lock-up agreements and the provisions of our amended and restated investors’ rights agreement, dated as of August 9, 2021 (our “IRA”), and subject to the provisions of Rule 144 or Rule 701, shares of our Class A common stock (including shares of Class A common stock issuable upon conversion of Class B common stock) will be available for sale in the public market as follows:
•beginning on the date of the Employee Release, up to 14,082,451 shares of our Class A common stock (including shares issuable upon exercise of stock options or warrants or vesting and settlement of RSUs) will become eligible for sale in the public market, subject in some cases to the restrictions of Rule 144; and
•beginning on the date of the Full Release, all remaining shares of our Class A common stock (including shares of Class A common stock issuable upon conversion of Class B common stock) will become eligible for sale in the public market, subject in some cases to the volume and other restrictions of Rule 144.
Certain stockholders are entitled, under our amended and restated investors’ rights agreement, to demand registration rights. In addition, we intend to file a registration statement to register shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.
Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales may also cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to an aggregate of 5,565,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights, powers, and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans, or otherwise. Any such issuances may result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, our credit facility contains, and any future credit facility or financing we obtain may contain, terms limiting the amount of cash dividends that may be declared or paid on our capital stock. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and applicable contractual restrictions. As a result, stockholders should rely on sales of their Class A common stock after price appreciation, if any, as the only way to realize any future gains on their investment.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws may make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our multi-class common stock structure, which provides our Co-Founders with the ability to significantly influence or determine any action requiring the approval of our stockholders, even if they own significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock, and Class C common stock;
•any amendments to our amended and restated certificate of incorporation that require stockholder approval will require the affirmative vote of the holders of at least a majority of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors voting together as a single class;
•any adoption, amendment, alteration, or repeal of our amended and restated bylaws by our stockholders will require the affirmative vote of the holders of at least a majority of the total voting power of our outstanding voting securities, voting together as a single class;
•with respect to vacancies on our board of directors, (A) prior to the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors (the “Voting Threshold Date”), vacancies on our board of directors may be filled only by our board of directors, except if such vacancy is created by the removal of a director by the stockholders, in which case, the vacancy may be filled by a vote of the stockholders or, if not filled within 60 days, by a vote of a majority of the remaining members of our board of directors, and (B) on or after the Voting Threshold Date, vacancies on our board of directors will be able to be filled only by vote of a majority of the remaining members of our board of directors and not by stockholders;
•our board of directors is classified into three classes of directors with staggered three-year terms;
•with respect to availability of stockholder action by written consent, (A) prior to the Voting Threshold Date, our stockholders will only be able to take action by written consent if such action is first recommended or approved by our board of directors or our board of directors and our secretary have been provided with at least 30 days’ prior written notice of such action, and (B) on or after the Voting Threshold Date, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•a special meeting of our stockholders will only be able to be called by a majority of our entire board of directors, the chairperson of our board of directors, our Chief Executive Officer, or our president;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•our amended and restated certificate of incorporation allows stockholders to remove directors only for cause; and
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued by our board of directors, without further action by our stockholders.
These provisions, alone or together, may discourage, delay, or prevent a transaction involving a change in control of our company. These provisions may also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which may limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and may also affect the market price of our Class A common stock. Further, because our Co-Founders have not entered into a voting agreement or otherwise agreed to act together for the purpose of voting shares of our common stock, there is no formal or contractual mechanism that requires them to vote together on any matter submitted to stockholders and they may vote differently. As a result, any disagreement between our Co-Founders on a matter submitted to stockholders that requires the affirmative vote of the holders of at least a majority of the voting power of the outstanding shares of our capital stock voting together as a single class, such as amendments to our certificate of incorporation or certain transactions involving a change of control of our company, may make it more difficult to obtain the required stockholder approval.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which may limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action or proceeding asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, stockholders, or officers or other employees to us or our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (3) any action or proceeding asserting a claim against us or any current or former director, stockholder, or officer or other employee of us arising pursuant to, or seeking to enforce any right, obligation, or remedy under, any provision of the Delaware General Corporation Law, our certificate of incorporation, or our bylaws, (4) any action or proceeding related to or involving us or any current or former director, stockholder, or officer or other employee of us that is governed by the internal affairs doctrine, (5) any action or proceeding asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law, or (6) any action or proceeding as to which the Delaware General Corporation Law (as amended from time to time) confers jurisdiction on the Court of Chancery of the State of Delaware will be the Court of Chancery of the State of Delaware; provided that, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, such action or proceeding may be brought in another state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court, subject to applicable law.

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.
Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court of law may rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such dispute, as well as resolving such action in other jurisdictions, all of which may adversely affect our business, financial condition, and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Equity Securities
From April 1, 2025 to (but not including) June 12, 2025 (the date of the filing of our Registration Statement on Form S-8), we granted an aggregate of 7,213,334 RSUs, including performance-based and market-based PSUs, under our 2012 Equity Incentive Plan to our employees to be settled in shares of our Class A common stock.
On June 13, 2025, we exchanged a total of 32,182,289 shares of Class A common stock held by Christopher Britt, our co-founder, Chairperson, and Chief Executive Officer; Ryan King, our co-founder and a member of our board of directors; and certain related entities for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds
On June 13, 2025, the Company closed its initial public offering (“IPO”) of 36,800,000 shares of Class A common stock, including 6,099,235 shares sold by selling stockholders and 4,800,000 shares sold by the Company pursuant to the exercise of the option granted to the underwriters, at a public offering price of $27.00 per share. The total net proceeds the Company received in the IPO were approximately $770.6 million after deducting underwriting discounts and commissions of $43.5 million and offering expenses of $14.8 million. The shares of Class A common stock sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-287223), which was declared effective by the SEC on June 11, 2025. The shares of common stock were sold at an IPO price of $27.00 per share, which generated aggregate gross proceeds of $828.9 million to us and $164.7 million to the selling stockholders. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC.
We received net proceeds from the IPO of approximately $770.6 million, after deducting underwriting discounts of $43.5 million and offering expenses of $14.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The net proceeds from our IPO were used to satisfy our tax withholding and remittance obligations related to the settlement of certain equity awards in connection with the IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus filed with the SEC on June 12, 2025, pursuant to Rule 424(b) of the Securities Act.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Securities Trading Plans of Directors and Executive Officers
No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
ITEM 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.				X
3.2	Amended and Restated Bylaws of the registrant.				X
4.1	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 9, 2021.	S-1	May 13, 2025	4.1
4.2	Form of Warrant to Purchase Class A Common Stock.	S-1	May 13, 2025	4.2

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	May 13, 2025	10.1
10.2+	Chime Financial, Inc. 2025 Equity Incentive Plan and related form agreements.	S-1	May 13, 2025	10.2
10.3+	Chime Financial, Inc. 2025 Employee Stock Purchase Plan and related form agreements.	S-1	May 13, 2025	10.3
10.4+	Chime Financial, Inc. Amended and Restated 2012 Stock Option and Grant Plan and related form agreements.	S-1	May 13, 2025	10.4
10.5+	Outside Director Compensation Policy.	S-1	May 13, 2025	10.5
10.6+	Change in Control Severance Plan.	S-1	May 13, 2025	10.6
10.7+	Officer Severance Plan.	S-1	May 13, 2025	10.7
10.8+	2024 Bonus Plan.	S-1	May 13, 2025	10.8
10.9+	Executive Incentive Compensation Plan.	S-1	May 13, 2025	10.9
10.10+	Confirmatory Employment Letter between the registrant and Christopher Britt, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.10
10.11+	Confirmatory Employment Letter between the registrant and Ryan King, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.11
10.12+	Confirmatory Employment Letter between the registrant and Matthew Newcomb, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.12
10.13+	Confirmatory Employment Letter between the registrant and Adam Frankel, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.13
10.14+	Confirmatory Employment Letter between the registrant and Mark Troughton, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.14
10.15+	Founder Letter Agreement between the registrant and Christopher Britt, dated as of April 28, 2025.	S-1/A	June 2, 2025	10.15
10.16+	Founder Letter Agreement between the registrant and Ryan King, dated as of April 28, 2025.	S-1/A	June 2, 2025	10.16
10.17+	Form of Exchange Agreement among the registrant, each of Christopher Britt and Ryan King, and certain related entities.	S-1	May 13, 2025	10.17
10.18+	Form of Equity Exchange Right Agreement between the registrant and each of Christopher Britt and Ryan King.	S-1	May 13, 2025	10.18
10.19^	Lease Agreement between the registrant and Elm Property Venture LLC, dated as of September 2, 2021.	S-1	May 13, 2025	10.19
10.20^	Credit Agreement among the registrant, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., dated as of March 31, 2025.	S-1	May 13, 2025	10.20
10.21*^	Master Services Agreement between the registrant and The Bancorp Bank, N.A., dated as of June 9, 2023, as amended on January 6, 2025, February 27, 2025, March 19, 2025, and June 20, 2025.				X
10.22*^	Amended & Restated Private Label Consumer & Commercial Checking Account, Savings Account & Debit Card Issuance Agreement between the registrant and Stride Bank, N.A. (f/k/a Central National Bank and Trust Co. of Enid), effective as of December 1, 2022, as amended on October 23, 2024, and March 31, 2025.	S-1	May 13, 2025	10.22

10.23*^	Secured Credit Card Issuing and Marketing Agreement between the registrant and Central National Bank and Trust Co. of Enid, effective as of October 10, 2018, as amended on March 10, 2020, March 17, 2021, December 1, 2022, and October 23, 2024.	S-1	May 13, 2025	10.23
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)				X

+    Indicates management contract or compensatory plan.
*    Certain information in this exhibit (indicated by asterisks) has been redacted because it is both (i) not material and (ii) information that the registrant treats as private or confidential.
^    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Chime Financial, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIME FINANCIAL, INC.

August 11, 2025	By:	/s/ Christopher Britt
Christopher Britt
Chief Executive Officer and Chairperson

August 11, 2025	By:	/s/ Matthew Newcomb
Matthew Newcomb
Chief Financial Officer