Form 10-Q
period 2025-09-30
Chime Financial, Inc.
filed 2025-11-10
CIK 1795586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 342,395,697 and 32,182,289 and no shares of Class C common stock were outstanding.

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
•the increased expenses associated with being a public company; and
•our expectations regarding our share repurchase program.
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

PART I. - FINANCIAL INFORMATION
ITEM 1. Financial Statements
CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$445,026	$337,697
Restricted cash	13,676	12,303
Marketable securities	633,738	368,889
Product collateral	228,955	181,723
Accounts receivable, net	237,652	216,161
Loans held for investment, net	108,996	99,799
Prepaid expenses and other current assets	90,854	70,464
Total current assets	1,758,897	1,287,036
Property, equipment and software, net	86,480	92,700
Operating lease right of use assets, net	85,652	49,332
Other assets	31,282	31,969
Total assets	$1,962,311	$1,461,037
Liabilities, redeemable convertible preferred stock, and stockholders❜ equity (deficit)
Current liabilities:
Accounts payable	$40,026	$35,846
Accrued and other current liabilities	181,587	224,594
Product obligation	134,302	114,377
Total current liabilities	355,915	374,817
Operating lease liabilities, net of current portion	125,841	80,590
Other non-current liabilities	37,281	46,109
Total liabilities	519,037	501,516
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value: No shares authorized, issued, and outstanding as of September 30, 2025. 258,613,394 shares authorized and 258,464,156 shares issued and outstanding with a liquidation preference of $2,894,515 as of December 31, 2024.	—	2,890,121
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025. No shares authorized, issued, and outstanding as of December 31, 2024.	—	—
Common stock, $0.0001 par value: No shares authorized, issued, and outstanding as of September 30, 2025. 416,094,141 shares authorized, 66,950,736 shares issued and outstanding as of December 31, 2024.	—	2
Class A common stock, $0.0001 par value: 5,000,000,000 shares authorized, 342,235,376 shares issued and outstanding as of September 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	28	—
Class B common stock, $0.0001 par value: 65,000,000 shares authorized, 32,182,289 shares issued and outstanding as of September 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	3	—
Class C common stock, $0.0001 par value: 500,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025. No shares authorized, issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	4,772,649	433,363
Accumulated other comprehensive income (loss)	(79)	203
Accumulated deficit	(3,329,327)	(2,364,168)
Total stockholders’ equity (deficit)	1,443,274	(1,930,600)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,962,311	$1,461,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$543,519	$421,871	$1,590,412	$1,198,057
Cost of revenue	69,401	53,516	196,939	151,467
Gross profit	474,118	368,355	1,393,473	1,046,590
Operating expenses:
Transaction and risk losses	97,053	55,159	304,445	126,197
Member support and operations	83,658	70,054	365,364	207,943
Sales and marketing	153,608	143,123	471,187	378,191
Technology and development	123,942	80,400	823,578	230,701
General and administrative	76,575	46,645	403,415	127,535
Depreciation and amortization	3,992	3,618	11,695	11,076
Total operating expenses	538,828	398,999	2,379,684	1,081,643
Loss from operations	(64,710)	(30,644)	(986,211)	(35,053)
Other income, net	10,268	10,817	21,837	31,230
Loss before income taxes	(54,442)	(19,827)	(964,374)	(3,823)
Provision for income taxes	280	2,199	785	1,915
Net loss	$(54,722)	$(22,026)	$(965,159)	$(5,738)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.34)	$(5.10)	$(0.09)
Weighted average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	371,829,972	65,149,191	189,227,164	64,757,159
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(54,722)	$(22,026)	$(965,159)	$(5,738)
Other comprehensive income (loss):
Net unrealized gain on marketable securities, net of tax	915	3,545	245	2,067
Foreign currency translation adjustments	(878)	81	(527)	(147)
Total comprehensive loss	$(54,685)	$(18,400)	$(965,441)	$(3,818)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	258,464,156	$2,890,121	66,950,736	$2	$433,363	$(2,364,168)	$203	$(1,930,600)
Net income	—	—	—	—	—	12,939	—	12,939
Issuance of common stock upon exercise of stock options	—	—	636,796	—	717	—	—	717
Stock-based compensation	—	—	—	—	8,749	—	—	8,749
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	91	91
Balance as of March 31, 2025	258,464,156	$2,890,121	67,587,532	$2	$442,829	$(2,351,229)	$294	$(1,908,104)
Net loss	—	—	—	—	—	(923,376)	—	(923,376)
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	30,700,765	3	770,585	—	—	770,588
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(258,464,156)	(2,890,121)	258,667,796	26	2,890,095	—	—	2,890,121
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	13,403,583	—	(322,619)	—	—	(322,619)
Issuance of common stock upon exercise of stock options	—	—	96,118	—	410	—	—	410
Stock-based charitable contribution	—	—	321,019	—	11,168	—	—	11,168
Stock-based compensation	—	—	—	—	910,320	—	—	910,320
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(410)	(410)
Balance as of June 30, 2025	—	$—	370,776,813	$31	$4,702,788	$(3,274,605)	$(116)	$1,428,098
Net loss	—	—	—	—	—	(54,722)	—	$(54,722)
Issuance of common stock upon exercise of stock options	—	—	1,729,075	—	9,798	—	—	9,798
Issuance of common stock upon exercise of warrants	—	—	785,350	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,191,294	—	(25,453)	—	—	(25,453)
Forfeiture of restricted stock	—	—	(64,867)	—	—	—	—	—
Stock-based compensation	—	—	—	—	85,516	—	—	85,516
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	37	37
Balance as of September 30, 2025	—	$—	374,417,665	$31	$4,772,649	$(3,329,327)	$(79)	$1,443,274
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

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	258,464,156	$2,890,121	64,394,985	$2	$384,489	$(2,338,824)	$720	$(1,953,613)
Net income	—	—	—	—	—	15,903	—	15,903
Issuance of common stock upon exercise of stock options	—	—	196,039	—	208	—	—	208
Repurchases of common stock	—	—	(1,490)	—	(27)	—	—	(27)
Stock-based compensation	—	—	—	—	5,173	—	—	5,173
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,324)	(1,324)
Balance as of March 31, 2024	258,464,156	$2,890,121	64,589,534	$2	$389,843	$(2,322,921)	$(604)	$(1,933,680)
Net income	—	—	—	—	—	385	—	385
Issuance of common stock upon exercise of stock options	—	—	341,686	—	392	—	—	392
Repurchases of common stock	—	—	(26,500)	—	(510)	—	—	(510)
Stock-based compensation	—	—	—	—	6,366	—	—	6,366
Issuance of common stock and restricted common stock in connection with business acquisition	—	—	1,645,775	—	18,506	—	—	18,506
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(382)	(382)
Balance as of June 30, 2024	258,464,156	$2,890,121	66,550,495	$2	$414,597	$(2,322,536)	$(986)	$(1,908,923)
Net loss	—	—	—	—	—	(22,026)	—	$(22,026)
Issuance of common stock upon exercise of stock options	—	—	178,811	—	307	—	—	307
Repurchases of common stock	—	—	(14,900)	—	(316)	—	—	(316)
Stock-based compensation	—	—	—	—	10,099	—	—	10,099
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,626	3,626
Balance as of September 30, 2024	258,464,156	$2,890,121	66,714,406	$2	$424,687	$(2,344,562)	$2,640	$(1,917,233)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(965,159)	$(5,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,183	18,248
Non-cash lease expense	4,989	3,944
Stock-based compensation	1,003,598	21,728
Stock-based charitable contribution	11,168	—
Provision for transaction dispute losses	48,048	35,456
Change in fair value of product obligation	41,575	40,890
Provision for credit losses	62,266	12,036
Impairment related to real estate assets and internal-use software	—	1,309
Amortization of premium on marketable securities	(4,010)	(10,506)
Other	448	1,089
Changes in operating assets and liabilities:
Product collateral	(47,232)	(34,267)
Accounts receivable, net	(22,622)	(16,617)
Prepaid expenses and other assets	(7,781)	(12,501)
Accounts payable	4,180	11,960
Accrued and other liabilities	(97,964)	19,752
Operating lease liabilities	(11,810)	(7,077)
Settlements of the product obligation	(21,650)	(33,797)
Cash flows provided by operating activities	20,227	45,909
Investing activities:
Purchase of marketable securities	(665,283)	(361,196)
Proceeds from sales of marketable securities	256,514	27,384
Proceeds from maturities of marketable securities	147,200	436,218
Purchases of loans held for investment	(3,616,906)	(735,214)
Repayments of loans held for investment	3,547,726	649,669
Purchase of property, equipment and software	(5,688)	(3,234)
Capitalization of internal-use software	(8,046)	(7,377)
Acquisition of business, net of cash acquired	—	(11,036)
Cash flows used in investing activities	(344,483)	(4,786)
Financing activities:
Payment of debt issuance costs related to the credit facility	(1,134)	—
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts and offering costs paid	771,239	—
Taxes paid related to net share settlement of restricted stock units	(348,072)	—
Proceeds from exercise of stock options	10,925	907
Repurchases of common stock	—	(950)
Cash flows provided by (used in) financing activities	432,958	(43)
Net increase in cash and cash equivalents and restricted cash	108,702	41,080
Cash, cash equivalents, and restricted cash, beginning of period	350,000	239,745
Cash, cash equivalents, and restricted cash, end of period	$458,702	$280,825
Cash and cash equivalents, end of the period	$445,026	$270,825
Restricted cash, end of the period	13,676	10,000
Cash, cash equivalents, and restricted cash, end of the period	$458,702	$280,825

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplementary cash flow disclosure:
Cash paid for interest	$409	$350
Cash paid for income taxes	$1,139	$161
Supplemental disclosures of noncash investing and financing activities:
Deferred offering costs not yet paid	$651	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$14,815	$—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$2,890,121	$—
Right-of-use assets obtained in exchange for lease obligations	$53,237	$—
Cash consideration, accrued but not yet paid, related to acquisition of business	$—	$2,300
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
In connection with the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into a total of 258,667,796 shares of the Company’s common stock and all previously outstanding shares of the Company’s common stock, along with the 258,667,796 shares of common stock mentioned above, were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock. Additionally, a total of 32,182,289 shares of Class A common stock held by Christopher Britt, the Company’s Chief Executive Officer and Chairman, and Ryan King, a member of the Company’s Board of Directors (the “Co-Founders”) and their related entities were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements.
In connection with the IPO, the Company filed its Amended and Restated Certificate of Incorporation (the “Charter”), which authorizes a total of 5.0 billion shares of Class A common stock, 65.0 million shares of Class B common stock, 500.0 million shares of Class C common stock, and 100.0 million shares of preferred stock.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024 included in the Company’s final prospectus for its IPO dated June 11, 2025 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1934 on June 12, 2025 (the “Final Prospectus”). As of September 30, 2025, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in its audited annual consolidated financial statements for the year ended December 31, 2024. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented. The results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The reporting currency of the Company is the U.S. Dollar.

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
Significant Accounting Policies
In addition to the significant accounting policies described in the Company’s final prospectus filed in connection with its IPO, our significant interim accounting policies include the following:
Outbound Instant Transfer Fees
The Company provides members the ability to instantly transfer funds from their Chime account to an external account at a fixed rate. The Company is the principal in these arrangements, as it controls the transfer service before it is provided to the member. In partnership with its bank partners, card networks, and processors, the Company's performance obligation is to authorize and make funds instantly available in the member's external designated account. Revenue is recognized at a point in time on a gross basis when the transfer of funds is completed. Fees are remitted to the Company through its bank partners, generally collected monthly in arrears.
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
Accounts Receivable, Net
Accounts receivable, net consisted of the following as of the following dates:

	September 30, 2025	December 31, 2024
Receivables due from bank partners(1)	$97,867	$97,994
Network incentive receivable	128,746	111,097
Other receivables	11,039	7,070
Accounts receivable, net	$237,652	$216,161
_________________
(1)Receivables due from bank partners are net of bank partner and network costs. As of September 30, 2025 and December 31, 2024, $72.4 million and $42.8 million of gross receivables due from bank partners were pledged as collateral.
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
As of September 30, 2025 and December 31, 2024, the Company had 100% of its product collateral with two bank partners based on contractual agreements with each bank partner.
As of September 30, 2025 and December 31, 2024, there were no concentrations of investments in securities of the same issuer, except for U.S. government securities, which amounted to $621.1 million and $352.6 million, or 98% and 96%, of the investments in marketable securities. All debt securities within the Company’s portfolio are investment-grade securities.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
As of September 30, 2025, the Company had receivables outstanding from two bank partners, that represent 42% of receivables collectively (25% and 17% for each respective bank partner), and one card network partner that represented 53% of receivables. As of December 31, 2024, the Company had receivables outstanding from two bank partners, that represent 45% of receivables collectively (25% and 20% for each respective bank partner), and one card network partner that represented 50% of receivables.
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
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides for a practical expedient to estimate credit losses related to accounts receivable and contract assets from revenue contracts accounted for in accordance with ASC 606 using information as of the balance sheet date. This ASU is effective for annual periods beginning after December 15, 2025 and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted improvements to the accounting for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. This ASU is effective for annual reporting periods beginning after December 15, 2027 and provides for adoption on a prospective basis, with retrospective or modified retrospective application permitted. The Company is currently evaluating the impact of this ASU on its financial statements and related disclosures.
NOTE 3 – REVENUE
Disaggregation of revenue
The Company’s products and services are offered only to members within the United States. The following table provides information about the Company’s disaggregated revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Payments revenue	$363,156	$312,250	$1,104,569	$937,525
Platform-related revenue (1)(2)	180,363	109,621	485,843	260,532
Total revenue	$543,519	$421,871	$1,590,412	$1,198,057
__________________
(1)In the three and nine months ended September 30, 2025, platform-related revenue included $103.7 million and $261.4 million that was not derived from contracts with customers. In the three and nine months ended September 30, 2024, platform-related revenue included $47.1 million and $74.5 million that was not derived from contracts with customers.
(2)In the three and nine months ended September 30, 2025, platform-related revenue included $88.4 million and $230.4 million related to MyPay receivables, which was comprised of $54.7 million and $141.8 million related to off-balance sheet MyPay receivables and $33.7 million and $88.6 million related to on-balance sheet MyPay receivables. In the three and nine months ended September 30, 2024, platform-

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
related revenue included $41.0 million and $57.2 million related to MyPay receivables, which was comprised of $23.8 million and $37.9 million related to off-balance sheet MyPay receivables and $17.2 million and $19.3 million related to on-balance sheet MyPay receivables.
Deferred revenue
The Company records deferred revenue for member-paid tips received prior to the expiration of the contractual refundable period. The deferred revenue balances were as follows:

Balance as of December 31, 2024	$4,064
Balance as of September 30, 2025	4,632
Increase in deferred revenue during the period	$568
The Company recognized materially all revenue from amounts included in the opening deferred revenue balances for the nine months ended September 30, 2025. Changes in deferred revenue during the period are driven by the increase in the amount of tips paid by members for using SpotMe.
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The following table summarizes the assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$364,207	$—	$—
U.S. government securities	—	—	—
Marketable securities:
U.S. government securities	621,145	—	—
U.S. agency securities	—	12,593	—
Total assets	$985,352	$12,593	$—
Liabilities
Product obligation	$—	$—	$134,302
Total liabilities	$—	$—	$134,302

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$268,002	$—	$—
Marketable securities:
U.S. government securities	352,627	—	—
U.S. agency securities	—	16,262	—
Total assets	$620,629	$16,262	$—
Liabilities
Product obligation	$—	$—	$114,377
Total liabilities	$—	$—	$114,377
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
The following table presents quantitative information about the significant unobservable inputs for the product obligation measured at fair value on a recurring basis, weighted by the total unrecovered balance:

September 30, 2025
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.63%-4.63%	3.68%
Expected loss rate	0.28% -100%	7.91%

December 31, 2024
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	4.16%-5.16%	4.17%
Expected loss rate	0.27% -100%	9.46%
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
NOTE 5 – MARKETABLE SECURITIES
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available for sale (“AFS”) securities aggregated by investment category:

	September 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$620,142	$1,012	$(9)	$621,145
U.S. agency securities	12,581	12	—	12,593
Total marketable securities	$632,723	$1,024	$(9)	$633,738

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$351,930	$707	$(10)	$352,627
U.S. agency securities	16,189	73	—	16,262
Total marketable securities	$368,119	$780	$(10)	$368,889

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
As of September 30, 2025 and December 31, 2024, the Company had 5 and 4 marketable securities positions in an unrealized loss position. The unrealized losses above were as a consequence of interest rate changes. The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, no allowance for credit losses was recorded. The cost of securities sold is based on the specific-identification method. There were no material realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024.
The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$27,676	$(9)	$—	$—	$27,676	$(9)
Total	$27,676	$(9)	$—	$—	$27,676	$(9)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$19,951	$(10)	$—	$—	$19,951	$(10)
Total	$19,951	$(10)	$—	$—	$19,951	$(10)
The following table summarizes the Company’s marketable securities by contractual maturity:

	As of September 30, 2025
	Amortized Cost	Fair Value
Within one year	$499,362	$500,046
After one year to five years	133,361	133,692
Total	$632,723	$633,738
NOTE 6 - LOANS HELD FOR INVESTMENT, NET
Loans held for investment, net consisted of the following:

	September 30, 2025	December 31, 2024
Loans held for investment	$188,279	$130,448
Less: allowance for expected credit losses	(79,283)	(30,649)
Total loans held for investment, net	$108,996	$99,799

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Credit Quality Information
The Company analyzes its loans held for investment based on the aging of unpaid principal. This is the credit quality indicator management uses to evaluate the allowance for expected credit losses on loans held for investment. Below is a summary of the loans held for investment by vintage:

Days from origination	September 30, 2025	December 31, 2024
1 - 30	$101,542	$98,452
31 - 60	10,481	10,451
61 - 90	9,085	7,697
91 - 120	9,239	5,705
Greater than 120	57,932	8,143
Total	$188,279	$130,448
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Below is a summary of the changes in allowance for expected credit losses on MyPay loans held for investment:

Nine Months Ended September 30,
Balance, beginning of the period	$30,649
Provision for expected credit losses	59,983
Amounts written off	(11,397)
Recoveries collected	48
Balance, end of the period	$79,283
Product Obligation
The following table presents a reconciliation of the Company’s product obligation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of the period	$138,979	$91,280	$114,377	$88,600
Change in fair value of product obligation(1)	(2,004)	9,875	41,575	40,890
Settlements	(2,673)	(5,462)	(21,650)	(33,797)
Balance, end of the period	$134,302	$95,693	$134,302	$95,693
__________________
(1)In the three and nine months ended September 30, 2025, $24.3 million and $81.0 million was recorded as transaction and risk losses for SpotMe and other member negative balances, $29.6 million and $99.1 million was recorded as transaction and risk losses for off-balance sheet MyPay receivables, and $54.7 million and $141.9 million of the change in fair value of the product obligation was recorded as revenue related to off-balance sheet MyPay receivables on the condensed consolidated statements of operations. In the three and nine months ended September 30, 2024, $20.5 million and $59.0 million was recorded as transaction and risk losses for SpotMe and other member negative balances, $13.2 million and $19.8 million was recorded as transaction and risk losses for off-balance sheet MyPay receivables, and $23.8 million and $37.8 million of the change in fair value of the product obligation was recorded as revenue related to off-balance sheet MyPay receivables on the condensed consolidated statements of operations.
The Company’s maximum exposure to losses under its product obligation was $662.6 million and $454.3 million as of September 30, 2025 and December 31, 2024, which represent the total possible undiscounted amounts the Company could be required to pay, assuming no recoveries.
NOTE 8 – PROPERTY, EQUIPMENT, AND SOFTWARE, NET
As of September 30, 2025 and December 31, 2024, property, equipment, and software, net consisted of the following:

	September 30, 2025	December 31, 2024
Computer equipment and purchased software	$4,286	$3,734
Furniture and fixtures	10,414	9,177
Leasehold improvements	65,648	61,736
Capitalized internal-use software	72,585	63,565
Total property, equipment, and software	$152,933	$138,212
Less: accumulated depreciation and amortization	(66,453)	(45,512)
Property, equipment, and software, net	$86,480	$92,700
Depreciation and amortization expense on property, equipment, and software was $7.5 million and $22.2 million for the three and nine months ended September 30, 2025, and $6.9 million and $18.2 million for the three and nine months ended September 30, 2024.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)

NOTE 9 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Assets
Other assets consisted of the following:

	September 30, 2025	December 31, 2024
Goodwill	$27,492	$27,492
Other assets	3,790	4,477
Total other assets	$31,282	$31,969
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued expenses	$78,404	$100,486
Accrued bonus	42,678	53,344
Current portion of lease liability	11,922	15,746
Accrued transaction dispute losses(i)	10,911	7,759
Network incentive obligation	12,522	27,147
Other current liabilities	25,150	20,112
Total accrued and other current liabilities	$181,587	$224,594
_________________
(1)The reconciliation of the beginning and ending accrued transaction dispute losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued transaction dispute losses, beginning of the period	$9,919	$6,465	$7,759	$4,385
Provision for transaction dispute losses	17,003	11,331	48,048	35,456
Realized losses	(16,011)	(12,494)	(44,896)	(34,539)
Accrued transaction dispute losses, end of the period	$10,911	$5,302	$10,911	$5,302
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Network incentive obligation, net of current portion	$34,435	$43,826
Other non-current liabilities	2,846	2,283
Total other non-current liabilities	$37,281	$46,109

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
On March 31, 2025, the Company terminated the prior facility and entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as the administrative agent, the collateral agent, a letter of credit issuer and a lender, First-Citizens Bank & Trust Company, as a letter of credit issuer and a lender, and Goldman Sachs Lending Partners LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, MUFG Bank Ltd., Texas Capital Bank, and Deutsche Bank AG New York Branch, as lenders, which provides for a $475.0 million senior secured revolving credit facility maturing on March 31, 2030 (the “credit facility”), or such later date as may be extended in accordance with the terms of the credit facility. As of September 30, 2025, the Company had letters of credit outstanding thereunder in a face amount of $31.4 million. As of September 30, 2025, no funds have been drawn under the credit facility.
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
The Company’s obligations under the credit facility are required to be guaranteed by certain of its subsidiaries. Such obligations, including the guaranties, are secured by substantially all of the Company’s assets and those of the subsidiary guarantors. The credit facility includes customary affirmative and negative covenants, including, among others, restrictions on debt, liens, investments, fundamental changes, dividends, distributions, repurchases and/or redemptions of equity interests, and transactions with affiliates. In addition, the credit facility requires the Company to satisfy a minimum liquidity covenant. The Company was in compliance with all covenants as of September 30, 2025.
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
In connection with the completion of the IPO on June 13, 2025, the Company filed its Charter, which authorizes three classes of $0.0001 par common stock: 5.0 billion shares of Class A common stock, 65.0 million shares of Class B common stock and 500.0 million shares of Class C common stock. As of September 30, 2025, the Company had 342,235,376 shares of Class A common stock, 32,182,289 shares of Class B common stock, and no shares of Class C common stock issued and outstanding.
The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have zero voting rights, except as otherwise required by law. Common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the three and nine months ended September 30, 2025 and 2024.
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
As of December 31, 2024, there were 787,840 warrants outstanding and exercisable with a weighted average exercise price of $0.10 and a weighted average remaining life of 2.03 years. All warrants outstanding as of December 31, 2024 were exercised in the nine months ended September 30, 2025. As a result, 785,350 shares of Class A common stock were issued and there were no warrants outstanding as of September 30, 2025.

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
As of September 30, 2025, there were 58,167,093 shares of Class A common stock reserved for future issuance under the 2025 Equity Incentive Plan.
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Service-based stock options
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2025 is as follows:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	31,463,015	$6.87	5.42	$567,641
Granted	2,466,800	27.90
Exercised	(2,461,989)	4.41
Forfeited/Cancelled	(45,043)	13.89
Balance as of September 30, 2025	31,422,783	$8.70	5.09	$380,692
Vested and expected to vest as of September 30, 2025	31,422,783	$8.70	5.09	$380,692
Exercisable as of September 30, 2025	25,060,137	$5.69	4.20	$365,103
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options with an exercise price below such estimated fair value. Aggregate intrinsic value for stock options exercised for the nine months ended September 30, 2025 was $50.8 million.
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
The following table summarizes the performance stock option activity for the nine months ended September 30, 2025:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	1,200,000	$17.35	9.24	$9,071
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(800,000)	17.35
Balance as of September 30, 2025	400,000	$17.35	8.49	$1,128
Vested and expected to vest as of September 30, 2025	400,000	$17.35	8.49	$1,128
Exercisable as of September 30, 2025	158,332	$17.35	8.49	$446

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
RSAs
Service-Based RSAs
A summary of the Company’s service-based RSA activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	799,822	$23.25
Granted	—	—
Vested	(199,952)	23.25
Forfeited/Cancelled	(38,806)	23.25
Balance as of September 30, 2025	561,064	$23.25
The total value of shares vested in the nine months ended September 30, 2025 was $5.6 million. The total value of shares vested in the nine months ended September 30, 2024 was $1.6 million.
Performance-Based RSAs
A summary of the Company’s performance-based RSA activity for nine months ended September 30, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	509,186	$23.25
Granted	—	—
Vested	—	—
Forfeited/Cancelled	(26,061)	23.25
Balance as of September 30, 2025	483,125	$23.25
RSUs
A summary of the Company’s service-based RSUs activity is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Unvested as of December 31, 2024	39,328,435	$24.18
Granted	12,846,431	28.45
Vested	(218,051)	24.59
Vested and settled (1)	(27,594,299)	26.06
Forfeited/Cancelled	(2,059,172)	22.97
Unvested as of September 30, 2025	22,303,344	$24.43
__________________
(1)Includes 12,999,422 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the nine months ended September 30, 2025.

The total value of service-based RSUs vested in the nine months ended September 30, 2025 was $756.9 million.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
PSUs
Performance-based PSUs
A summary of the Company’s performance-based PSU activity for nine months ended September 30, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	1,929,943	$23.25
Granted	4,800,000	28.10
Vested	—	—
Forfeited/Cancelled	(60,646)	23.25
Balance as of September 30, 2025	6,669,297	$26.74
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
All 1,600,000 market-based PSUs were outstanding as of September 30, 2025, as none have vested or been cancelled.
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
As of September 30, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors as the administrator of the ESPP. As of September 30, 2025, there remained 9,300,000 shares reserved for sale under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Member support and operations	$10,016	$776	$130,657	$2,849
Sales and marketing	4,054	473	46,943	973
Technology and development	39,692	4,418	573,644	8,674
General and administrative	30,993	4,467	252,354	9,232
Total	$84,755	$10,134	$1,003,598	$21,728
Included in the table above, in the three and nine months ended September 30, 2025 the Company recorded stock-based compensation of $64.3 million and $950.1 million related to service-based RSUs, $8.8 million and $19.4 million related to performance-based PSUs, and $4.3 million and $8.5 million related to market-based PSUs as the liquidity condition for these awards was satisfied in connection with the Company’s IPO.
During the three and nine months ended September 30, 2025, the Company capitalized $0.8 million and $1.0 million each period of stock-based compensation expense related to capitalized internal-use software. During the three and nine months ended September 30, 2024, the Company capitalized nil each period of stock-based compensation expense related to capitalized internal-use software.
As of September 30, 2025, there was $506.7 million of unrecognized stock based compensation expected to be recognized over a weighted average period of 2.50 years.
NOTE 13 – NET LOSS PER SHARE
The Company presents net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities, and considered redeemable convertible preferred stock which was outstanding prior to the Company’s IPO to be participating securities. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.
In connection with the IPO, the Company amended its certificate of incorporation and created multiple classes of common stock (see Note 2). Class A, Class B, and Class C common stock share proportionately, on a per share basis, in the Company’s net income (losses) and participate equally in the dividends on common stock, if declared. The Company allocates net income (losses) attributable to common stock between each class of common stock on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per share or each class of common stock are equivalent.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company calculates basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders gives effect to all potential shares of common stock, including common stock issuable upon conversion of redeemable convertible preferred stock, stock options, RSUs, and common stock warrants to the extent these are dilutive. Basic and diluted net loss per share is the same for all periods presented because the effects of potentially dilutive items were anti-dilutive.
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(54,722)	$(22,026)	$(965,159)	$(5,738)
Net loss attributable to common stockholders, basic and diluted	$(54,722)	$(22,026)	$(965,159)	$(5,738)
Denominator:
Weighted-average number of common shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	371,829,972	65,149,191	189,227,164	64,757,159
Net loss per share, basic and diluted	$(0.15)	$(0.34)	$(5.10)	$(0.09)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock on an as-converted basis	—	258,667,796	—	258,667,796
Outstanding options to purchase common stock	31,822,783	32,548,231	31,822,783	32,548,231
Unvested service-based RSUs	22,303,344	37,707,900	22,303,344	37,707,900
Unvested performance-based PSUs	6,669,297	1,929,943	6,669,297	1,929,943
Unvested market-based PSUs	1,600,000	—	1,600,000	—
Unvested restricted stock awards	1,044,189	1,375,659	1,044,189	1,375,659
Warrants to purchase common stock	—	787,840	—	787,840
Total anti-dilutive securities	63,439,613	333,017,369	63,439,613	333,017,369
NOTE 14 – RELATED PARTY TRANSACTIONS
As of December 31, 2024, a member of the Company's board of directors was an executive officer of Dallas Basketball Limited (“the Dallas Mavericks”). The Company is party to a multi-year sponsorship agreement with the Dallas Mavericks. During the three and nine months ended September 30, 2024 the Company paid nil and $6.4 million in sponsorship fees as part of the agreement. There were no balances outstanding or due as of December 31, 2024. The board member ceased serving as an executive officer of the Dallas Mavericks in 2025.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
In 2022, the Company established the Chime Scholars Foundation (the “Foundation”), which is a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipients generally located in the communities the Company serves. In furtherance of this initiative, the Company entered into an agreement to gift 3,210,192 shares of the Company’s Class A common stock to the Foundation in ten annual installments commencing upon the Company’s IPO. The first annual installment of 321,019 shares of Class A common stock were transferred to the Foundation in June 2025. During the three and nine months ended September 30, 2025, the Company recognized nil and $11.2 million of stock-based charitable contribution for the fair value of donated shares, based on the closing stock price on the day of donation, within general and administrative expenses in the condensed consolidated statement of operations. Cash donations are recognized as expenses when paid to the Foundation. During the three and nine months ended September 30, 2025, cash donations were $2.3 million and $3.0 million. During the three and nine months ended September 30, 2024, cash donations were $0.5 million and $1.7 million.
NOTE 15 – INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before income taxes	$(54,442)	$(19,827)	$(964,374)	$(3,823)
Provision for income taxes	280	2,199	785	1,915
Effective tax rate	(0.5)%	(11.1)%	(0.1)%	(50.1)%
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, the Company updates its estimated annual ETR and makes a year-to-date calculation of the provision.
The Company’s ETR was (0.5)% and (0.1)% for the three and nine months ended September 30, 2025. The primary difference between the ETR and the federal statutory tax rate for each period was due to the non-deductible executive compensation, the excess tax benefits from stock-based compensation and valuation allowance on the Company’s deferred tax assets. Tax expense for the nine months ended September 30, 2025 was primarily due to certain state taxes. The Company’s ETR was (11.1)% and (50.1)% for the three and nine months ended September 30, 2024. The primary difference between the ETR and the federal statutory tax rate for each period is due to the valuation allowance on the Company’s deferred tax assets. The tax expense consisted of current federal and state taxes.
Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. As of September 30, 2025, the Company maintained a full valuation allowance against the net deferred tax assets in applicable jurisdictions.
On July 4, 2025, H.R. 1 the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation did not have a material impact on the Company’s income tax expense for the three months ended September 30, 2025, but the Company will continue to evaluate the impact of the tax law changes.
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain property under operating leases that expire at various dates. The most significant of these operating leases is the corporate headquarters in San Francisco, California. For the three and nine months ended September 30, 2025, rent expense for all operating leases was $3.7 million and $9.1 million. For the three and nine months ended September 30, 2024, rent expense for all operating leases was $2.8 million and $8.1 million.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
In April 2025, the Company entered into a lease for office space at 122 Fifth Avenue, New York, New York with a commencement date based on delivery of the premises in agreed-upon condition. The lease has a term of 11 years, 2 months from the commencement date. Base rent payments are approximately $7.5 million annually for the first six years and $8.2 million annually for the remainder of the term, subject to a rent abatement period of fourteen months beginning on the commencement date. The lease commenced on August 1, 2025.
The Company’s operating lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed operating lease costs	$3,616	$2,539	$8,887	$7,554
Variable operating lease costs	1,964	1,770	5,640	5,473
Short-term lease cost	44	222	260	535
Sublease income	(228)	(221)	(677)	(657)
Total lease cost	$5,396	$4,310	$14,110	$12,905
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
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company’s lease assets and lease liabilities were as follows:

September 30, 2025
Weighted average remaining operating lease term (in years)	8.4
Weighted average discount rate	5.55%
Cash flows related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows:
Payments for operating lease liabilities	$4,972	$4,263	$14,782	$12,749
Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of September 30, 2025 were as follows:

Remainder of 2025	$4,984
2026	15,741
2027	21,005
2028	20,545
2029	20,936
2030	21,337
Thereafter	73,063
Total lease payments	$177,611
Less: imputed interest	39,848
Total operating lease liabilities	$137,763

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
NOTE 17 – SUBSEQUENT EVENTS
ChimeCore Migration
On November 4, 2025, the Company completed its migration of all member accounts to ChimeCore and ceased the use of its third-party processor. While the contractual relationship will continue until March 2026, the Company will incur approximately $32.7 million in one-time termination costs in general and administrative expenses in the fourth quarter of 2025.
Share Repurchase Program
On November 5, 2025, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $200.0 million of the Company’s Class A common stock at management’s discretion. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time at the Company’s discretion without prior notice, subject to all applicable securities laws.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024 included in the final prospectus dated June 11, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on June 12, 2025 (the “Final Prospectus”). This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed elsewhere, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Financial data as of and for the three and nine months ended September 30, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
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
Through our broad suite of products, we have built trusted relationships with 9.1 million Active Members as of September 30, 2025. The majority of our Active Members rely on Chime to serve as their primary financial relationship, which we believe are the most valuable relationships in consumer financial services. As our members’ central financial hub, Chime becomes the platform through which members consistently deposit their paychecks and conduct their everyday spend, creating durable and long-lasting relationships with high engagement and exceptional member satisfaction.
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

Recent Developments
On June 13, 2025, we closed our IPO of 36,800,000 shares of Class A common stock at a public offering price of $27.00. 30,700,765 shares of Class A common stock were sold by us, including 4,800,000 shares pursuant to the exercise of the option granted to the underwriters to purchase additional shares, and 6,099,235 shares of Class A common stock were sold by selling stockholders. We received net proceeds from the IPO of $770.6 million after deducting underwriting discounts and offering costs. In connection with the IPO, 32,182,289 shares of our Class A common stock owned by Christopher Britt, our co-founder, Chief Executive Officer and Chairman, and Ryan King, our co-founder and a member of our board of directors (our “Co-Founders”) and their related entities were exchanged for an equivalent number of shares of Class B common stock.
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
Key Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Purchase Volume	$32,305	$27,986	$99,275	$84,734
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

	Three Months Ended September 30,
(in millions, except for Average Revenue per Active Member)	2025	2024
Active Members	9.1	7.5
Average Revenue per Active Member (ARPAM)	$245	$231
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
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial trends and for internal planning and forecasting purposes.
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
The following table presents a reconciliation of gross profit to transaction profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Gross profit	$474,118	$368,355	$1,393,473	$1,046,590
Gross margin	87%	87%	88%	87%
Adjusted for: Transaction and risk losses	97,053	55,159	304,445	126,197
Transaction profit	$377,065	$313,196	$1,089,028	$920,393
Transaction margin	69%	74%	68%	77%

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
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net loss	$(54,722)	$(22,026)	$(965,159)	$(5,738)
Net margin	(10)%	(5)%	(61)%	—%
Adjusted for:
Depreciation and amortization expense	7,514	6,897	22,183	18,248
Other (income) expense, net(1)	(10,268)	(10,817)	(21,837)	(31,230)
Provision for income taxes	280	2,199	785	1,915
Stock-based compensation expense and related payroll tax	85,953	10,134	1,022,711	21,728
Stock-based charitable contribution expense	—	—	11,168	—
Adjusted EBITDA	$28,757	$(13,613)	$69,851	$4,923
Adjusted EBITDA margin	5%	(3)%	4%	—%
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
Platform-Related Revenue
We earn platform-related revenue from other products offered to our members that provide additional convenience, financial management tools, and access to liquidity. These products include access to ATMs, MyPay, outbound instant transfers, high yield savings, third-party partnerships, SpotMe, and cash deposits.

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
We also offer our members the ability to instantly transfer funds from their Chime account to an external account at a fixed rate. The Company is the principal in these arrangements, as it controls the transfer service before it is provided to the member. In partnership with its bank partners, card networks, and processors, the Company's performance obligation is to authorize and make funds instantly available in the member's external designated account. Revenue is recognized at a point in time on a gross basis when the transfer of funds is completed. Fees are remitted to the Company through its bank partners, generally collected monthly in arrears.
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
Transaction Processing and Bank Partner Costs
Transaction processing and bank partner costs include expenses incurred related to our third-party processor, which processes transactions and provides a ledger for member accounts. These third-party processor costs are generally equal to a fixed amount per transaction coupled with a large-volume discount factor. Transaction processing and bank partner costs also include hosting, processing, and software costs, including the amortization of internal-use software, related to ChimeCore, our proprietary payment processor and ledger that launched in 2024, and the internal-use software supporting the MyPay product and others. Our third-party processor, which processed transactions and provided a ledger for member accounts prior to the launch of ChimeCore, continued to do so for member accounts not yet migrated to ChimeCore through September 30, 2025. Additionally, transaction processing and bank partner costs include payments to bank partners, including fees paid for serving as our card issuing bank and for card network sponsorship. These expenses are predominantly based on a specified percentage of the Purchase Volume at each respective bank partner, which percentage generally decreases with scale.
Card and ATM Network Expenses, Net of Incentives
We pay card and ATM networks for providing the worldwide networks through which card payment, ATM transactions, and other money movements are authorized, processed, and settled. These fees are generally based on the Purchase Volume and the total number of transactions in the period, and vary by network and transaction type. As part of our overall agreements with card networks, we also have marketing and incentive arrangements that provide us with certain incentives on a periodic basis, including quarterly and annual incentives based on transaction volumes in the period, contract signing bonus, and other marketing incentives. We record these incentives as a reduction to the cost of revenue as they are earned.
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
Our transaction and risk losses will be impacted by the expansion of existing liquidity products and the introduction of new liquidity products offered through our platform. Following the launch of MyPay in 2024, our transaction and risk losses have increased. In absolute dollars, we expect that transaction and risk losses will fluctuate from period to period in the near term and increase in the long term compared to the third quarter of 2025. As a percentage of revenue, we expect that transaction and risk losses will fluctuate from period to period in the near term and in the long term compared to the third quarter of 2025.

Member Support and Operations
Member support and operations expenses include the costs of the third-party vendors we use for certain member support and loss prevention services, the costs of physical card issuance, software to help manage member interactions, and member onboarding and account verification expenses. Member support and operations also includes personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in member support, risk, and operations functions, and allocated overhead.
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
Provision for Income Taxes
The provision for income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business. Our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$543,519	$421,871	$1,590,412	$1,198,057
Cost of revenue(1)	69,401	53,516	196,939	151,467
Gross profit	474,118	368,355	1,393,473	1,046,590
Operating expenses:
Transaction and risk losses	97,053	55,159	304,445	126,197
Member support and operations(2)	83,658	70,054	365,364	207,943
Sales and marketing(2)	153,608	143,123	471,187	378,191
Technology and development(2)	123,942	80,400	823,578	230,701
General and administrative(2)	76,575	46,645	403,415	127,535
Depreciation and amortization(1)	3,992	3,618	11,695	11,076
Total operating expenses	538,828	398,999	2,379,684	1,081,643
Loss from operations	(64,710)	(30,644)	(986,211)	(35,053)
Other income, net	10,268	10,817	21,837	31,230
Loss before income taxes	(54,442)	(19,827)	(964,374)	(3,823)
Provision for income taxes	280	2,199	785	1,915
Net loss	$(54,722)	$(22,026)	$(965,159)	$(5,738)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.34)	$(5.10)	$(0.09)
Weighted average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	371,829,972	65,149,191	189,227,164	64,757,159
__________________
(1)Total depreciation and amortization includes amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization recorded in cost of revenue	$3,522	$3,279	$10,488	$7,172
Depreciation and amortization recorded as operating expense	3,992	3,618	11,695	11,076
Total depreciation and amortization	$7,514	$6,897	$22,183	$18,248
(2)Amounts include stock-based compensation and related payroll taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Member support and operations	$10,172	$776	$133,882	$2,849
Sales and marketing	4,128	473	48,014	973
Technology and development	40,270	4,418	584,189	8,674
General and administrative	31,383	4,467	256,626	9,232
Total stock-based compensation expense and related payroll tax	$85,953	$10,134	$1,022,711	$21,728

Comparison of the three and nine months ended September 30, 2025 and September 30, 2024
Revenue

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Payments revenue	$363,156	$312,250	$50,906	16%	$1,104,569	$937,525	$167,044	18%
Platform-related revenue	180,363	109,621	70,742	65%	485,843	260,532	225,311	86%
Total revenue	$543,519	$421,871	$121,648	29%	$1,590,412	$1,198,057	$392,355	33%
Total revenue for the three and nine months ended September 30, 2025 increased by $121.6 million, or 29%, and $392.4 million, or 33%, year over year, primarily driven by the growth of our total Active Members and the associated increase in Purchase Volume as well as the launch of MyPay.
Payments revenue
Payments revenue increased by $50.9 million, or 16%, and $167.0 million, or 18%, for the three and nine months ended September 30, 2025 compared to the same period in 2024.
For the three months ended September 30, 2025, this increase reflected a $34.7 million, or 15%, increase in revenue from interchange-based fees from debit card transactions and a $16.2 million, or 19%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2024. The increase in payments revenue was driven by a $4.3 billion, or 15%, increase in Purchase Volume for the three months ended September 30, 2025 compared to the same period in 2024. For the three months ended September 30, 2025 and 2024, interchange-based fees from debit card transactions represented 48% and 53% of revenue, with debit card transactions representing 84% of Purchase Volume in both periods. For the three months ended September 30, 2025 and 2024, interchange-based fees from credit card transactions represented 19% and 21% of revenue, with credit card transactions representing 16% of Purchase Volume in both periods.
For the nine months ended September 30, 2025, this increase reflected a $120.0 million, or 18%, increase in revenue from interchange-based fees from debit card transactions and a $47.0 million, or 18%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2024. The increase in payments revenue was driven by a $14.5 billion, or 17%, increase in Purchase Volume for the nine months ended September 30, 2025 compared to the same period in 2024. For the nine months ended September 30, 2025 and 2024, interchange-based fees from debit card transactions represented 50% and 56% of revenue, with debit card transactions representing 84% of Purchase Volume in both periods. For the nine months ended September 30, 2025 and 2024, interchange-based fees from credit card transactions represented 20% and 22% of revenue, with credit card transactions representing 16% of Purchase Volume in both periods.
The increase in Purchase Volume was driven, in part, by a 1.6 million, or 21%, increase in Active Members as of September 30, 2025 compared to September 30, 2024. Increasing the number of Active Members on our platform helps drive Purchase Volume, which increases the interchange-based fees generated and the payments revenue that we recognize.
Platform-related revenue
Platform-related revenue for the three and nine months ended September 30, 2025 increased $70.7 million, or 65%, and $225.3 million, or 86%, year over year. For the three and nine months ended September 30, 2025, the increase was primarily driven by a $47.4 million and $173.2 million increase year over year from the full launch of MyPay in July 2024. Additionally, we recognized $11.1 million and $22.7 million in revenue for outbound instant transfer fees, which launched in the first quarter of 2025, in the three and nine months ended September 30, 2025.

Cost of revenue

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Cost of revenue	$69,401	$53,516	$15,885	30%	$196,939	$151,467	$45,472	30%
Cost of revenue for the three months ended September 30, 2025 increased $15.9 million, or 30%, year over year driven by a $9.3 million increase in card and ATM network expenses, net of incentives, and a $6.6 million increase in transaction processing and bank partner costs, both primarily driven by the increase in Active Members and related increase in Purchase Volume, and an increased level of activity from existing members engaging more frequently with our products.
Cost of revenue for the nine months ended September 30, 2025 increased $45.5 million, or 30%, year over year driven by a $24.3 million increase in card and ATM network expenses, net of incentives, and a $21.2 million increase in transaction processing and bank partner costs, both primarily driven by the increase in Active Members and related increase in Purchase Volume, and an increased level of activity from existing members engaging more frequently with our products. Additionally, the increase in transaction processing and bank partner costs included a $3.3 million increase in the amortization of internal-use software relating to revenue generating platforms such as ChimeCore and MyPay.
Operating expenses

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Transaction and risk losses	$97,053	$55,159	$41,894	76%	$304,445	$126,197	$178,248	141%
Member support and operations	83,658	70,054	13,604	19%	365,364	207,943	157,421	76%
Sales and marketing	153,608	143,123	10,485	7%	471,187	378,191	92,996	25%
Technology and development	123,942	80,400	43,542	54%	823,578	230,701	592,877	257%
General and administrative	76,575	46,645	29,930	64%	403,415	127,535	275,880	216%
Depreciation and amortization	3,992	3,618	374	10%	11,695	11,076	619	6%
Total operating expenses	$538,828	$398,999	$139,829	35%	$2,379,684	$1,081,643	$1,298,041	120%
Operating expenses increased by $139.8 million, or 35%, and $1,298.0 million, or 120%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 driven by the following changes:
Transaction and risk losses
Transaction and risk losses for the three months ended September 30, 2025 increased $41.9 million, or 76%, year over year. The increase was driven by a $24.8 million increase in losses related to MyPay as the product continues to scale, a $5.7 million increase in transaction dispute losses, and an increase of $3.9 million in losses related to SpotMe and other member negative balances as a result of higher SpotMe volume driven by the growth in Active Members.
Transaction and risk losses for the nine months ended September 30, 2025 increased by $178.2 million, or 141%, year over year driven by the full launch of MyPay in July 2024, which contributed $128.3 million, and an increase of $22.1 million in losses related to SpotMe and other member negative balances due to higher SpotMe volume and isolated fraud incidents in the first quarter of 2025, when compared to the same periods in 2024.

Member support and operations
Member support and operations expenses for the three and nine months ended September 30, 2025 increased by $13.6 million, or 19%, and $157.4 million, or 76%, year over year driven by an increase in stock-based compensation and related payroll tax of $9.4 million and $131.0 million in the three and nine months ended September 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025. Additionally, there was an increase of $1.8 million and $10.4 million in the three and nine months ended September 30, 2025 due to physical card production and fulfillment costs due to the increased volume of cards issued.
Sales and marketing
Sales and marketing expenses for the three months ended September 30, 2025 increased by $10.5 million, or 7%, year over year driven by an increase in stock-based compensation and related payroll tax of $3.7 million in the three months ended September 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025. Additionally, there was an increase of $3.1 million in marketing and promotional activities and an increase of $2.1 million in personnel-related expenses primarily attributable to increased headcount in the three months ended September 30, 2025 compared to the prior year.
Sales and marketing for the nine months ended September 30, 2025 increased by $93.0 million, or 25%, year over year driven by an increase in stock-based compensation and related payroll tax of $47.0 million in the nine months ended September 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. Additionally, there was an increase of $37.2 million in marketing and promotional activities in the nine months ended September 30, 2025 compared to the prior year.
Technology and development
Technology and development expenses for the three and nine months ended September 30, 2025 increased by $43.5 million, or 54%, and $592.9 million, or 257%, year over year primarily driven by an increase in stock-based compensation and related payroll tax of $35.9 million in the three months ended September 30, 2025 and $575.5 million in the nine months ended September 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025.
General and administrative
General and administrative expenses for the three and nine months ended September 30, 2025 increased by $29.9 million, or 64%, and $275.9 million, or 216%, year over year, primarily driven by an increase in stock-based compensation and related payroll tax of $26.9 million in the three months ended September 30, 2025 and $247.4 million in the nine months ended September 30, 2025 as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025.
Other income, net

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%	2025	2024	($)	%
Other income, net	$10,268	$10,817	$(549)	(5)%	$21,837	$31,230	$(9,393)	(30)%
Other income, net for the three months ended September 30, 2025 decreased by $0.5 million, or 5%, year over year, primarily attributable to letter of credit fees and unused commitment fees related to the revolving credit agreement entered into in March 2025.

Other income, net for the nine months ended September 30, 2025 decreased by $9.4 million, or 30%, year over year, primarily attributable to a decrease of $6.1 million in interest income due to lower average balance totals and reduced yields on corporate cash and cash equivalents and marketable securities and an increase of $1.2 million in letter of credit fees and unused commitment fees related to the revolving credit agreement entered into in March 2025.
Liquidity and Capital Resources
Sources and Uses of Funds
Since inception, prior to our IPO, we have financed our operations primarily through the net proceeds we have received from the issuances of preferred stock and our revenue. As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents of $445.0 million and investments in marketable securities of $633.7 million. On June 13, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $770.6 million after deducting underwriting discounts, commissions and offering expenses payable by us.
As of September 30, 2025, we had $443.6 million in borrowing capacity under our revolving credit facility. Refer to Note 10 - Indebtedness within the notes to our condensed consolidated financial statements in this Quarterly Report for further information.
Our bank partners also retain accounts and receivables related to Chime-branded credit and liquidity products on their balance sheet, and pursuant to the Bancorp MSA, Bancorp committed to retain certain receivables on its balance sheet in an amount, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Based on Bancorp’s tier 1 capital as of September 30, 2025, the amount of this commitment would have been approximately $1.7 billion (with such amount in connection with liquidity products excluding Credit Builder not to exceed approximately $1.1 billion). Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp.
In November 2025, our board of directors approved a share repurchase program with authorization to purchase up to $200.0 million of our Class A common stock at management’s discretion. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market purchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The program does not obligate us to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time at our discretion without prior notice, subject to all applicable securities laws.
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

Cash Flows
The following table shows the generation and use of cash for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows provided by (used in):
Operating activities	$20,227	$45,909
Investing activities	$(344,483)	$(4,786)
Financing activities	$432,958	$(43)
Cash Flows from Operating Activities
Cash provided by operating activities was $20.2 million for the nine months ended September 30, 2025, compared to $45.9 million in the nine months ended September 30, 2024. The decrease of $25.7 million in cash provided by operating activities consists of a $959.4 million increase in net loss, a decrease of $132.3 million in changes in working capital, and offset by an increase of $1,066.1 million in non-cash adjustments.
The decrease of $132.3 million in changes in working capital for the nine months ended September 30, 2025 compared to the prior year was driven by upfront incentives received from card networks in the first quarter of 2024, an increase in the annual bonus paid, increases in realized transaction dispute losses, and the timing of vendor invoices.
The increase of $1,066.1 million in non-cash adjustments for the nine months ended September 30, 2025 compared to the prior year was primarily driven by a $981.9 million increase in stock-based compensation expense as the liquidity-based vesting condition for certain equity awards was met in connection with our IPO in the second quarter of 2025. Additionally, there was a $50.2 million increase in provision for credit losses for the nine months ended September 30, 2025 compared to the same period in 2024 driven by the launch of MyPay in July 2024.
Cash Flows from Investing Activities
Cash used by investing activities was $344.5 million for the nine months ended September 30, 2025, primarily due to $3,616.9 million in purchases of loans held for investment and $665.3 million in purchases of marketable securities, offset by $3,547.7 million in repayments of loans held for investment, $256.5 million from sales of marketable securities and $147.2 million in proceeds from maturities of marketable securities.
Cash used in investing activities was $4.8 million for the nine months ended September 30, 2024, primarily due to $735.2 million in purchases of loans held for investment, $361.2 million in purchases of marketable securities, and $11.0 million related to a business acquisition, offset by $649.7 million in repayments of loans held for investment and $436.2 million in proceeds from maturities of marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2025, cash provided by financing activities was $433.0 million, primarily due to $771.2 million from the issuance of common stock in connection with our IPO, net of offering costs paid, partially offset by taxes paid related to the net share settlement of restricted stock units of $348.1 million.
For the nine months ended September 30, 2024, cash used by financing activities was $43.0 thousand, consisting of $1.0 million in repurchases of common stock, nearly entirely offset by proceeds from the exercise of stock options.

Dilution
We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, outstanding restricted stock units, outstanding PSUs, shares reserved for charitable donations and warrants to purchase common stock.
As of September 30, 2025, our fully diluted share count was as follows:

Class A and B common stock issued and outstanding	374,417,665
Stock options outstanding	31,822,783
Service-based RSUs outstanding	22,521,395
PSUs outstanding	8,269,297
Shares reserved for charitable donations	2,889,173
Total fully diluted share count	439,920,313
For further information see Note 11, “Redeemable Convertible Preferred Stock, Common Stock, and Stockholders’ Equity (Deficit)" and Note 13, “Net Loss Per Share” included in this Quarterly Report on Form 10-Q in “Notes to Condensed Consolidated Financial Statements”.
Commitments
Leases
As of September 30, 2025, we had future minimum operating lease payments under non-cancelable leases of $177.6 million related to leases we have recognized on our consolidated balance sheet which are due over a weighted average period of 8.4 years. Of the non-cancelable lease payments, $5.0 million is payable in the remainder of 2025. For additional discussion on our operating leases, see Note 16 – Commitments and Contingencies within the notes to our unaudited condensed consolidated financial statements.
Purchase Commitments
Our non-cancellable purchase commitments are primarily related to our cloud infrastructure services and third-party payment processor. As of September 30, 2025, we had non-cancellable purchase obligations of $267.1 million, with $51.8 million to be paid in the remainder of 2025 and the remaining amounts thereafter.
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
Interest Rate Sensitivity
Our cash and cash equivalents, and marketable debt securities as of September 30, 2025, were held primarily in cash deposits, money market funds, and U.S. government and agency securities. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. As of September 30, 2025 and December 31, 2024, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.
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
Any changes in interchange fee rates or limitations or classification of transaction types, whether due to actions by the card networks, merchants or changes in legislation or regulation, may adversely affect our competitive position and reduce the payments revenue we generate, require us to change our business practices, and or otherwise adversely affect our business, financial condition, and results of operations.
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
In addition to our bank partners, we rely on third parties in connection with our products, including, but not limited to: card networks, payment gateways, and other third parties who provide key functions, including payment processing, transaction processing, member support, data center facilities, and cloud computing. We rely on these third parties for a variety of services, including to transmit transaction data and settle funds to our members, and to support our ability to maintain the confidentiality, integrity, and availability of our systems and infrastructure, including websites, information, and related systems. For example, cash deposits are processed primarily by Interactive Communications International, Inc., a third-party cash deposit processor; ATM access for our members is provided by Allpoint, MoneyPass, and Visa Plus Alliance, each a third-party provider of ATM services; outbound instant transfers are processed by TabaPay, Inc., a third-party instant money movement platform; and we currently host our platform and support our operations using Amazon Web Services, a third-party provider of cloud infrastructure services. Historically, transactions have been processed by Galileo Financial Technologies, LLC (“Galileo”), a third-party payment processor. However, as of the end of 2024, we had transitioned all credit card transactions to being processed by ChimeCore, and as of September 30, 2025, we had transitioned all new checking and savings accounts to being processed by ChimeCore. As of November 2025, we have transitioned our members’ transactions to being processed by ChimeCore, though we will maintain a contractual relationship with Galileo until March 2026. See the risk factor titled “Currently, member transactions are now processed through ChimeCore. Any problems with the transition to ChimeCore may adversely affect our business, financial condition, and results of operations.” We also rely on our relationships with Walgreens and other retailers to provide members with the ability to make cash deposits at in-person locations. Failure by any of these third parties to perform the relevant services would adversely affect our business.
The card networks and other third parties we work with may fail to process transactions, breach their agreements with us or refuse to renew or renegotiate our agreements with them on terms that are favorable, commercially reasonable or at all. They may also take actions that degrade the functionality of our products or platform, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services or those of their affiliates. For example, we are required to comply with card network operating rules, which are set solely by the card networks and interpreted or changed at their discretion. While changes in the network rules often relate to pricing, other types of changes may require us to take steps to comply or adapt, which may be costly or otherwise harm our business. If we fail to comply with such changes or otherwise resolve issues with the card networks, the card networks may fine us or prohibit us from processing payment cards on their network. In addition, violations of the network rules or any failure to maintain good relationships with the card networks may affect our ability to receive incentives from them, increase our costs, or otherwise adversely affect our business, financial condition, and results of operations. If we for any reason opted or were forced to transition members to a different card network, the transition may not be seamless, and we may not retain all of our members. All of these outcomes may adversely affect our business, financial condition, and results of operations.
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
For 2022, 2023, and 2024, we incurred net losses of $470.3 million, $203.2 million, and $25.3 million. During the nine months ended September 30, 2024 and September 30, 2025, we incurred net losses of $5.7 million and $965.2 million. We intend to continue making investments in our business, including with respect to our employee base, sales and marketing, technology infrastructure, development of new products and features, acquisitions and other strategic transactions, infrastructure, expansion of operations, and general administration, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and expect to incur in the future, losses for a number of reasons, including further investments in our business, vesting and settlement of equity awards, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
Following the completion of our IPO, stock-based compensation expense related to existing RSUs and other outstanding equity awards, and those to be awarded in the future has resulted in and will continue to result in increases in our expenses in future periods. As of September 30, 2025, we had $506.7 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards expected to vest.
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
We depend on a limited number of third-party AI-model providers and cloud platforms; any service interruption, change in license terms, or reduction in their training-data access could disrupt our products, require costly re-engineering, or expose us to claims of infringement. Furthermore, failures affecting our third-party AI-model providers and cloud platforms, attacks that exploit AI-specific vulnerabilities, or the misconfiguration or failure to implement effective controls within such models and platforms could result in the unauthorized access to data, inadvertent disclosure of data, or service interruptions.
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
The liquidity products offered through our platform expose us to financial losses which may adversely affect our business, financial condition, and results of operations. For example, SpotMe, which allows eligible members to overdraft up to $200 fee-free, MyPay, which allows eligible members to access up to $500 of their pay on demand prior to payday, and Instant Loans, which allows members to access up to $500 and is repayable in terms up to 12 months, subject us to risk of loss if a member borrows such funds but does not repay such amounts. Pursuant to the terms of the contractual arrangements we have with our bank partners, Chime bears certain risk of loss from the liquidity products offered through our platform as we are financially liable to our bank partners for any defaults by our members on the unpaid balances in their accounts and we may incur losses on the receivables from members we purchase from our bank partners.
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

Currently, member transactions are now processed through ChimeCore, our proprietary payment processor and ledger. Any problems with the transition to ChimeCore may adversely affect our business, financial condition, and results of operations.
We have made and will continue to make substantial investments in ChimeCore, our proprietary payment processor and ledger, which launched in 2024. ChimeCore now processes the payments, transfers, deposits, withdrawals, and other financial transactions that are conducted through our platform. ChimeCore’s role in transaction processing does not involve receiving or transmitting funds; rather, as transaction processor, ChimeCore’s role is to facilitate the necessary messaging between parties involved in a transaction (e.g., members, bank partners, external banks involved in a transaction, and card networks) that allows for the processing of the applicable transaction. ChimeCore also serves as the system of record for member accounts, keeping track of transaction, balance, and other data. We have completed the migration of accounts and existing products to ChimeCore, but we cannot provide assurances regarding the success of this full transition to ChimeCore. As of the end of 2024, we had transitioned all credit card transactions to being processed by ChimeCore, and as of September 30, 2025, we had transitioned all new checking and savings accounts to being processed by ChimeCore. As of November 2025, we have transitioned our members’ transactions to being processed by ChimeCore, though we will maintain our contractual relationship with Galileo through March 2026. We have incurred costs in connection with the transition to ChimeCore and expect to continue to do so, and any future problems with such transition may cause us to incur additional costs or otherwise adversely affect our business, financial condition, and results of operations. In February 2025, we entered into an amendment with Galileo that modifies the terms of our existing agreement to remove certain minimum monthly payments and provides for the payment of an $18 million termination fee by us in March 2026. For additional risks related to our dependence on third-party service providers, see the risk factor titled “In addition to our bank partners, we rely on third parties and their systems for a variety of services, and we face risks associated with any failure by these third parties to adequately perform these services, which may adversely affect our business, financial condition, and results of operations.”
We depend in part on the experience and expertise of our Co-Founders, senior management team, and key technical employees, and the loss of any such key employee may adversely affect our business, financial condition, and results of operations.
Our success depends in part on the continued service of Christopher Britt, our Co-Founder, Chairman, and Chief Executive Officer, and Ryan King, our Co-Founder and a member of our board of directors, as well as our senior management team and other key employees. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, potentially disrupting our business. Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they may terminate their employment with us at any time. In addition, we do not maintain any key person life insurance policies. The loss of either of our Co-Founders or any other member of our senior management team, or key personnel may delay or prevent the achievement of our business objectives, and because of the nature of our business, the loss of any significant number of our existing engineering and project management personnel may also adversely affect our business, financial condition, and results of operations.

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

These laws and regulations, all of which are subject to change and many of which are subject to uncertain interpretation and application, are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the Consumer Financial Protection Bureau (“CFPB”), Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board and FDIC, self-regulatory organizations, and numerous state and local agencies. In addition, new laws or regulations may be adopted that further regulate our business and/or our bank partners. We may not always be able to accurately predict the scope or applicability of regulations to our business, particularly as we launch new products or expand into new areas of operations.
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
Failure to comply with applicable laws or regulations by us, our bank partners, or other third parties may subject us to a wide array of consequences, including investigations, sanctions, enforcement actions, disgorgement of unjust enrichment, fines, damages, civil and criminal penalties, or injunctions. See the risk factor titled “The CFPB has significant authority to regulate consumer financial services, and there is uncertainty as to how the agency’s actions or the actions of any other agency may impact our business.” In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in legal and other advisory services fees. Any adverse outcome or settlement of enforcement actions, investigations, sanctions, and other potential adverse consequences, or any actual or threatened civil or criminal litigation may adversely affect our business, financial condition, and results of operations.
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

Various lawmakers, regulators, and other public officials have made statements about financial technology companies, banking services, consumer financial services, paycheck advances, loans, and payment processing and signaled a focus on new or additional laws or regulations and related interpretations thereof, that, if acted upon, may adversely affect our business. Some of the issues raised by various lawmakers, regulators and other public officials include interchange fee regulation, program monetization (including interest and fee structures and voluntary tipping by consumers), bank partnership supervision and regulation, earned wage access, disclosures, and the risks posed to consumers by digital-only financial services companies, including with respect to access to accounts, account closures, accuracy of account records, service interruptions, privacy and data protection concerns, fraud, and data breaches. Regulators and lawmakers have noted that there may be confusion among consumers, regulators, and market participants regarding strategic partnerships between banks and financial technology companies, including regarding the roles and responsibilities of each party. To the extent that regulatory authorities or legislative bodies adopt additional regulations or legislation relating to our business, we may need to make changes to our business and operations. If we fail to comply with laws and regulations applicable to our business in a timely and appropriate manner, we may be subject to litigation or regulatory proceedings, we may have to pay fines and penalties, and our relationship with our members and brand may be harmed, any of which may adversely affect our business, financial condition, and results of operations.
Additionally, new laws or regulations related to interchange fees may be enacted. For example, in 2024 Illinois enacted the Interchange Fee Prohibition Act (“IFPA”), which, among other things, prohibits card issuers, card networks, and other entities from receiving interchange fees from or charging a merchant on the portion of a card transaction that is attributable to taxes or gratuities. The IFPA is being challenged in litigation, but if it or legislation regulating interchange fees in other jurisdictions goes into effect, then revenue from interchange-based fees that we derive from transactions subject to such legislation may be harmed. Further, complying with a patchwork of state laws governing interchange fees may create compliance burdens for our bank partners and us, which may adversely affect our business, financial condition, and results of operations.

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
Additionally, through contractual obligations to our bank partners in connection with these programs, we are subject to evolving risk management expectations for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators. Should we or our bank partners be unable to satisfy these standards, we may have to discontinue certain products or third-party relationships, and our business, financial condition, and results of operations may be adversely affected.

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
Some states have adopted laws regulating and requiring licensing or registration by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, some states and localities have also adopted laws requiring licensing for consumer debt collection or servicing, the acquisition of receivables or other economic interests related to consumer credit transactions, or other consumer financial activities. While we believe we have obtained, or are in the process of obtaining, all necessary licenses, the application of some consumer finance licensing laws to our platform and our products, as well as to our bank partners, is unclear. In addition, state and local licensing requirements may evolve over time, including around loan solicitation (and related origination facilitation activities), servicing, and debt collection. If we are found to be in violation of applicable state or local licensing requirements by a court or a state, federal, or local enforcement agency, we may be subject to fines, criminal or civil penalties, damages, or injunctive relief, including requiring us to modify or suspend our business practices, and other penalties or consequences, and the loans that support the liquidity products offered through our platform may be rendered void or unenforceable in whole or in part, any of which may adversely affect our business, financial condition, and results of operations.
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
Many jurisdictions in which we operate have enacted, or are in the process of enacting, laws or regulations addressing privacy, data protection, and data security. For example, in the United States there are numerous federal and state privacy, data protection, and data security laws and regulations governing the collection, storage, use, disclosure, transfer, and other processing of personal information. We are also contractually subject to applicable requirements under the Gramm Leach Bliley Act (which regulates the confidentiality and security of non-public personal information obtained by financial institutions, including non-banking financial institutions significantly engaged in providing financial products or services) (the “GLBA”). In addition, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission (which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection and data security). At the state level, California and numerous other U.S. states have enacted, are in the process of enacting or are proposing to enact comprehensive state-level privacy laws governing the collection, storage, use, disclosure, deletion, transfer, and other processing of their residents’ personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), gives California residents rights in their personal information including to access and delete their personal information, opt out of sales of personal information or other personal information sharing, and receive detailed information about how their personal information is used. The CCPA also prohibits covered companies from discriminating against California residents for exercising any of their CCPA rights and provides for severe civil penalties for violations as well as a private right of action for data breaches.

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

Although Chime Financial, Inc. does not currently engage as a business in the transfer of funds and is not a “money services business” or otherwise subject to anti-money-laundering requirements under U.S. federal or state law, we may in the future become subject to such requirements as a result of changes to federal and state laws, including changing interpretations by relevant authorities, regarding money services businesses and money transmitters. In addition, one of our wholly-owned subsidiaries holds licenses to operate as a money transmitter (or its equivalent) in various U.S. states, and is a money services business and subject to anti-money laundering registration requirements. Chime does not currently receive funds from or transmit funds on behalf of members. Instead, our platform serves as an interface between members who submit payment instructions and our bank partners who hold the members’ accounts. For example, Pay Anyone currently involves payments sent from a Chime member’s checking account at one of our bank partners, with the bank partner moving funds to the intended recipient’s account. Additionally, due to our relationships with our bank partners that are directly subject to anti-money laundering and anti-terrorism financing laws and regulations, and which are required by regulation to comply with these laws and regulations, we have implemented an anti-money laundering program designed to prevent the offerings on our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. In addition, economic sanctions prohibit the facilitation of transactions for prohibited entities including sanctioned persons, countries and territories and their governments. Our program is also designed to prevent offerings on our platform from being used to facilitate activity in violation of applicable sanctions laws and regulations, including conducting business in specified countries or with designated persons or entities, including those on lists promulgated by the Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. Our anti-money laundering compliance program includes policies, procedures, reporting protocols, and internal controls, and is designed to comply with the requirements of our bank partners and assist in managing risk associated with money laundering and terrorist financing. Even though we take precautions to prevent our platform from being provided to sanctioned countries and territories and persons, our platform may be used by such persons despite such precautions.
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
While our software and other proprietary works of authorship may be protected under copyright laws, we have not registered copyrights in all of these works. While registration is not necessary to benefit from copyright protection, registration provides additional benefits in certain jurisdictions, and is required to bring a copyright infringement lawsuit in the United States. Further, our use of AI in the development of our software would most likely preclude such registration. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited in the United States.
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
We use open source software in our products, including certain elements within our AI systems, and may use more open source software in the future. From time to time, there have been claims challenging the manner of use or ownership of open source software against companies that incorporate open source software into their products and technologies. As a result, we may be subject to lawsuits by parties claiming misappropriation, misuse, infringement, ownership, misattribution, or other violations of what we believe to be open source software. Litigation may be costly for us to defend, adversely affect our business, results of operations, and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our products with open source software in a certain manner, we may, under certain open source licenses such as copyleft-style licenses, be required to release or license the source code of our products at no cost or otherwise impair our intellectual property. Such release may allow our competitors or other third parties to create similar products with lower development effort, time, and costs. Further, the terms of various open source licenses have not been interpreted by U.S. courts and as such there is a risk that such licenses may be construed in a manner that imposes unanticipated conditions or restrictions on our business. Due to the nascency of AI and uncertainty and evolving legal and regulatory regimes, these risks may be heightened with respect to the use of open source software within our AI systems and such use may pose additional risks relating to intellectual property ownership and license rights or the risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our products. We have adopted an open source usage policy designed to mitigate risks associated with the use of open source software, including components integrated into our AI systems, and we utilize specialized tools to assist in detecting vulnerabilities and enforcing security measures, but we cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue all or a portion of our products, face injunctions or customer indemnity obligations, or take other remedial actions, any of which may adversely affect our business, financial condition, and results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on our consolidated financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Significant estimates and assumptions include, but are not limited to, product obligation, accrued transaction dispute losses, stock-based compensation, and the fair value of our common stock prior to our initial public offering. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which may cause our results of operations to fall below the expectations of securities analysts and investors and a decline in the market price of our Class A common stock.
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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders beneficially own all of the outstanding shares of our Class B common stock. As of September 30, 2025, Christopher Britt, our Co-Founder, Chairman, and Chief Executive Officer, held approximately 34.3% of the voting power of our outstanding capital stock; and Ryan King, our Co-Founder and a member of our board of directors, held approximately 31% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest and settle in equity awards (including in connection with the rights we granted each of our Co-Founders, pursuant to equity exchange right agreements we entered into with them, to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or upon vesting and settlement of restricted stock units, in each case for an equivalent number of shares of Class B common stock (the “Equity Award Exchange”) outstanding at the time of the completion of the IPO. If all such equity awards held by our Co-Founders (including the RSUs granted to our Co-Founders pursuant to the 2025 Co-Founder Special Awards that vest upon the satisfaction of a service condition and achievement of certain stock price goals (the “2025 Co-Founder Special Awards”)) had been exercised or had vested and been settled, as applicable, and the resulting shares of Class A common stock had been exchanged for shares of Class B common stock pursuant to the Equity Award Exchange, in each case as of September 30, 2025, Messrs. Britt and King would hold approximately 39.8% and 34.2% of the voting power of our outstanding capital stock. These future issuances of our Class B common stock will further dilute the voting power of our Class A common stock.
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
•repurchases or expectations with respect to repurchases of our Class A common stock by us;
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
Our directors, executive officers, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any shares of our Class A common stock for up to 180 days following the date of our IPO (the “lock-up period”); provided that:
•with respect to current employees (excluding any of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act)) as of the date of the IPO, up to 25% of the aggregate number of shares of Class A common stock, shares issuable upon exercise of stock options or warrants, and shares issuable upon vesting and settlement of RSUs, held as of the date of the IPO may be sold beginning at the later of: (i) the beginning of the day on the second full trading day following our public announcement of earnings for the quarter ending June 30, 2025 and (ii) the first date that (A) is more than 90 days following the date of the Final Prospectus and (B) does not occur during a regularly-scheduled blackout period under our insider trading policy (this exception to the lock-up period, the “Employee Release”), which Employee Release occurred on September 10, 2025; and

•the lock-up period will terminate in full upon the earliest of (i) the beginning of the day on the second full trading day following our public announcement of earnings for the quarter ending September 30, 2025, (ii) if the lock-up period is scheduled to end during or within five trading days prior to a regularly-scheduled blackout period under our insider trading policy and it is more than 100 days following the date of the Final Prospectus, 10 trading days before such regularly-scheduled blackout period (the “Blackout-Related Release”), or (iii) 180 days following the date of the Final Prospectus, (the earliest, of (i), (ii), or (iii), the “Full Release”), which Full Release occurred on November 7, 2025.
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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Repurchases of shares of our Class A Common Stock could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.
In November 2025, our board of directors authorized a share repurchase program to repurchase up to $200.0 million of our outstanding shares of Class A common stock. Under this program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. The timing, manner, and amount of any repurchases will depend on a variety of factors, including legal requirements, price, economic and market conditions and other considerations. We cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. The share repurchase program could also affect the trading price of our Class A common stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A common stock. In addition, repurchasing shares of our Class A common stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
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
•a special meeting of our stockholders will only be able to be called by a majority of our entire board of directors, the chairman of our board of directors, our Chief Executive Officer, or our president;
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
None.

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
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Except as described below, during the three months ended September 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
On August 19, 2025, Amine Asmerom, our Chief Accounting Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 94,491 shares of our Class A common stock on or prior to November 15, 2026.
On August 25, 2025, Matthew Newcomb, our Chief Financial Officer, through the 2019 Newcomb Fox Family Trust, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 600,000 shares of our Class A common stock on or prior to November 24, 2026.
On August 28, 2025, Ryan King, our Co-Founder and a member of our Board of Directors, through the King Family Trust, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 1,625,000 shares of our Class A common stock on or prior to January 5, 2027.

On September 8, 2025, Adam Frankel, our General Counsel, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 199,986 shares of our Class A common stock on or prior to June 1, 2026.
On September 15, 2025, Christopher Britt, our Chief Executive Officer and the chairman of our Board of Directors, through the Britt Living Trust, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 1,000,000 shares of our Class A common stock, including certain shares held by his spouse, on or prior to December 5, 2026.
ITEM 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	August 11, 2025	3.1
3.2	Amended and Restated Bylaws of the registrant.	10-Q	August 11, 2025	3.2
10.1*^
Master Services Agreement between the registrant and The Bancorp Bank, N.A., dated as of June 9, 2023, as amended on January 6, 2025, February 27, 2025, March 19, 2025, June 20, 2025 and August 5, 2025.
X
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
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

CHIME FINANCIAL, INC.

November 10, 2025	By:	/s/ Christopher Britt
Christopher Britt
Chief Executive Officer and Chairman

November 10, 2025	By:	/s/ Matthew Newcomb
Matthew Newcomb
Chief Financial Officer