Form 10-K
period 2025-12-31
Chime Financial, Inc.
filed 2026-03-06
CIK 1795586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2025, the last business day of its most recently completed second fiscal quarter, was $8.3 billion based on the closing sales price of the Registrant’s Class A common stock as reported on the Nasdaq Global Select Market on that date.Shares of the Registrant’s common stock held by each director, executive officer, and stockholders affiliated with a director or executive officer, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 351,967,531 and 32,132,289 and no shares of Class C common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, “goal,” “objective,” “seek,” or “continue,” or the negative of any of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Annual Report includes, among others, forward-looking statements regarding our:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot assure you that the future results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all, and actual future results, events, and circumstances could differ materially from those described in the forward-looking statements. Accordingly, you should not place undue reliance upon forward-looking statements as predictions of future events.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report relate only to our expectations as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
ITEM 1. BUSINESS
OVERVIEW
We created Chime to help everyday people make progress in their financial lives. For too long, millions of Americans, including the nearly 75% of the adult population that earn up to $100,000 annually, have struggled with bank relationships that are not always aligned with their best interests. So we set out to create a new approach, built on a foundation of trust rather than fine print and punitive fees. Through our direct relationships with FDIC-insured bank partners, we deliver easy-to-use products that address the most critical financial needs of everyday people — spending, saving, accessing liquidity, and building credit, all while avoiding punitive fees.
Since our founding, we are proud to have created some of the most impactful product innovations in consumer banking and payments. Through our broad suite of products, we have built trusted relationships with 9.5 million Active Members, with the majority of them relying on Chime to serve as their primary financial relationship as of December 31, 2025. Being the primary account relationship for our members establishes Chime as their central financial hub, and we believe these relationships are the most valuable in consumer financial services. As the central hub, Chime becomes the platform through which members consistently deposit their paychecks and conduct their everyday spend, creating durable and long-lasting relationships with high engagement.
Our proprietary technology platform and our digital-first approach give us both a radical cost-to-serve advantage and greater innovation velocity compared to traditional banks. This structural advantage is complemented with a payments-based business model that is aligned with our members: we primarily generate revenue when members spend using a Chime-branded debit or credit card, based on fees paid via the card networks, rather than fees paid to us by our members. Recurring paycheck deposits through our platform also provide us with an advantage to offer our members access to valuable, short-term credit and liquidity products at scale given the privileged repayment position for such products.
In contrast, traditional banks face structural limitations that prevent them from effectively serving everyday people. Traditional banks rely on a net interest margin-based business model, primarily monetizing customer deposits and lending. This approach works well for the most affluent customers with higher credit scores, who have high deposit balances and large borrowing needs, but is ineffective for everyday Americans, most of whom live paycheck-to-paycheck and often have more modest account balances and limited credit histories. While traditional banks focus on serving people with the largest deposits and highest credit scores, we will continue to raise the bar in financial services for everyday people.
We are bold in our ambition to build a generational consumer brand that empowers everyday Americans to make progress in their financial journeys. In 2025, Time Magazine named Chime as the top brand in the banking category in America. We believe we are setting a new standard in consumer financial services built on free or low-cost, innovative products and a member-obsessed philosophy. We are just getting started.
For definitions of the key metrics used in this section, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures.”
OUR MEMBERS ARE EVERYDAY AMERICANS
Everyday people are the individuals we all have the privilege of interacting with day to day. They work in healthcare, retail, hospitality, a variety of corporate jobs, and are essential workers who form the heart and soul of America. They are ambitious, resilient, and hustle to move their lives forward. Too often, however, their financial realities can make this progress challenging to achieve and easy to lose. In the United States, 196 million people — nearly 75% of the adult population — earn up to $100,000 annually. We primarily focus on attracting and serving these everyday Americans earning up to $100,000 annually. Many live paycheck-to-paycheck, often spending as much as — or more than — they earn each month to support themselves and their families. Everyday people need solutions that help avoid fees, bridge the gaps between paychecks, manage unexpected expenses, build credit, and grow savings for life’s major milestones. Yet, traditional banks have consistently fallen short in addressing these pressing needs for everyday Americans.
OUR COMPETITIVE ADVANTAGES
A focus on primary account relationships
We designed our business to develop primary account relationships with our members, establishing Chime as their central financial hub. When we serve our members in a primary account relationship, we earn deep and habitual engagement and “top-of-wallet” card spend for their everyday, largely non-discretionary expenses. These relationships also provide a privileged repayment advantage for liquidity products and rich, first-party data, including member income, spending, transaction, social graph, and other engagement data, which enables product innovation. As we expand our platform offerings, we believe these relationships will help drive Active Member growth, position us well to continue to cross-sell additional products, and improve our ARPAM.
A commitment to innovate on new, member-aligned products
Since our founding, we have built a track record of launching pioneering products to address the most critical financial needs of everyday Americans — spending, saving, accessing liquidity, and building credit, all while avoiding punitive fees. We believe our ability to launch free or low-cost, innovative products such as Get Paid Early, SpotMe, Credit Builder, Chime Card and MyPay has allowed us to build a substantial and growing competitive advantage over traditional banks. Additionally, with the development and launch in 2024 of ChimeCore, our proprietary payment processor and ledger, we have built a foundation for even faster future product innovation to grow our advantage relative to traditional banks over time.
A radical cost-to-serve advantage
We constructed our model to serve everyday Americans, which meant taking a digital-first approach and building differentiated technology that allows us to serve our target audience at a significant cost advantage compared to traditional banks. Our digital-first approach has allowed us to reduce the significant expenses associated with bank branches and ATMs. Through our direct relationships with our bank partners, we conveniently offer access to a suite of banking products on our mobile application, while providing our members with nationwide access to physical locations to conveniently withdraw cash and make cash deposits where and when members need to through our partnerships with ATM and cash deposit networks. We have invested substantially over several years in our cloud-native technology platform, including ChimeCore, to be able to efficiently develop products and process and record financial transactions in-house. By operating our technology platform in-house, we are able to focus a greater portion of our technology spend on product innovation, avoid costly maintenance of legacy systems, and reduce or eliminate reliance on third-party vendors in areas such as transaction processing, financial ledgering, technology and product development, and technical operations.
A loved and trusted brand
In a category where everyday Americans are regularly dissatisfied and lack trust, we deliver products that our members love and that address their critical needs, resulting in Chime’s brand leadership. In 2025, Time Magazine named Chime as the top brand in the banking category in America. Recently, J.D. Power named Chime the leader in U.S. checking account openings, ahead of all other financial institutions. Furthermore, in 2026, NerdWallet named Chime the best checking account and best online banking experience. We have focused our brand strategy on winning brand ownership in the categories that matter most to everyday Americans: not having hidden fees, getting paid earlier, helping members build their credit scores. Our passionate community means our members are our biggest brand ambassadors. Chime members love and trust us and they pay it forward.
OUR GROWTH STRATEGIES
We believe that we are in the early stages of addressing our significant serviceable and total addressable market opportunities. Key elements of our growth strategy include our plans to:

Attract and Acquire Active Members
We see a substantial opportunity to grow our Active Members through our comprehensive marketing strategy, which includes social media engagement, product-led marketing, data-driven member acquisition, and member referrals. This strategy enables us to efficiently acquire new Active Members through both paid and organic channels. We aim to develop primary account relationships that drive deep levels of engagement and “top-of-wallet,” recurring card spend, fueling our payments-driven revenue model.
Increase Adoption of Our Existing Products
We have an opportunity to deepen our relationship with our members by increasing their adoption of existing products. As Active Members engage with more products, they increase their Purchase Volume and generate greater platform-related revenue, both of which drive higher ARPAM.
Expand Our Market Opportunity
•Develop New Products. We intend to continue expanding our product offerings to address additional financial needs of everyday Americans. We believe that over time we can increase our total addressable market opportunity by offering products in areas such as unsecured credit cards; longer term saving; investing and wealth management; insurance; and enhanced member rewards.
•Expand our Audience. As we expand our product offerings and the range of financial needs we address, we believe we can attract and acquire more members across a broader range of incomes, including those who earn up to $200,000 annually, who have many of the same financial needs as our current target demographic. We believe that as we broaden our platform and address more complex financial challenges for our members, we will also be well-positioned to address the financial needs of a wider audience.
Expand into the Employer Channel with Chime Enterprise
In 2024, we established Chime Enterprise in order to offer a suite of innovative products, including MyPay, through employers via Chime Workplace, an employee financial wellness solution. We believe that through the employer channel, we can access a large pipeline of potential new members at an efficient cost to drive continued Active Member growth. In 2025, we launched MyPay at Work. We’ve signed a number of employer partners and human capital management platforms. We are early in our journey with Chime Enterprise.
Selectively Pursue Strategic Investments and Acquisitions
While we are primarily focused on organic and member-driven growth, we may opportunistically pursue strategic investments or acquisitions that complement and enhance our platform. In the past, we have acquired and integrated Salt Labs, an enterprise employee rewards company, Charlie, a personal finance app, and Pinch, a credit-building tool that reports rent payments.
OUR PRODUCTS
We have built a suite of affordable, easy-to-use products that address the most critical financial needs of everyday people. In a landscape dominated by high-cost providers, Chime is making banking free or low-cost for everyday Americans. All of our products are conveniently available through our mobile application.
Spending
The spending products we offer through our platform provide our members access to FDIC-insured checking accounts and linked debit cards, nationwide ATM and cash deposit networks, and early access to their paycheck, allowing them to confidently manage their money and pay for everyday expenses.
•Checking Account. Chime offers access to full-featured, FDIC-insured checking accounts provided through our platform by one of our bank partners, The Bancorp Bank, N.A. or Stride Bank, N.A. These checking accounts offer members access to essential features, all while benefiting from no monthly maintenance fees or minimum balance requirements.
•Chime Debit Card. Checking accounts are complemented by Chime Debit Cards, which are Visa-branded debit cards issued by our bank partners. Chime Debit Cards are accepted wherever Visa debit cards are accepted.
•ATM and Cash Deposit Network. We provide our members access to nationwide networks that allow them to conveniently deposit and withdraw cash from their accounts, including ATMs that are Chime branded.
•Get Paid Early. Get Paid Early provides members that direct deposit through Chime access to the full value of their paycheck up to two days before their scheduled pay date.
•Outbound Instant Transfer. Outbound Instant Transfer gives members the ability to push money instantly to external accounts directly from the Chime app, offering a more convenient member experience.
•Chime Plus. Chime Plus is a fee-free, premium membership tier that includes additional features designed to enhance our members’ mobile banking experiences. Exclusively available to members who set up a qualifying direct deposit through Chime, Chime Plus members receive an expanded set of financial tools, perks, and services, including cash back on eligible Chime Card spend, a higher savings APY and interest rates, exclusive cashback offers through Chime Deals, and priority member support.
Liquidity
The liquidity products we offer through our platform, including SpotMe, MyPay, and Instant Loans, provide our eligible members access to short-term liquidity when they need it most for free or at a low cost.
•SpotMe. SpotMe allows eligible members to overdraft fee-free within their available limit. SpotMe can be used for debit card purchases, Credit Builder and Chime Card secured credit card purchases, cash-back transactions, and ATM withdrawals.
•MyPay. MyPay allows eligible members to access a portion of their earned pay on demand before payday for free within 24 hours, or instantly for a low fee.
•Instant Loans. Instant Loans allows eligible members to borrow funds repaid in equal monthly installments over a specified period. Eligible members receiving direct deposit may be pre-approved for a loan and get notified of their eligibility within the Chime app.
Building Credit
•Chime Card and Credit Builder Credit Card. The secured Chime Visa Credit Card and secured Chime Credit Builder Visa Credit Card are issued by our bank partners and help our members build credit through their everyday spend without paying fees or interest. Unlike unsecured credit cards and many other secured credit cards, Chime Card and Credit Builder secured credit cards have no annual fees or late fees, no interest charges on missed payments, and no application fees. Chime Card and Credit Builder secured credit cards are accepted wherever Visa credit cards are accepted.
•FICO Score Tracking. Powered by Experian, Chime enables members using Credit Builder and Chime Card to view their FICO Score, seamlessly track their credit progress, and receive automatic alerts on credit score fluctuations directly through their Chime mobile application.
Savings and Perks
Chime offers access to FDIC-insured savings products that help members effortlessly grow their savings with automatic features and competitive rates, with no minimum balances, no monthly fees, and no maximums on earned interest. We also offer our members opportunities to save on their everyday expenses, as well as file their state and federal taxes for free.

•High Yield Savings Account. Chime offers all members access to a high yield savings account through our bank partners with an attractive interest rate on members’ savings balances and no monthly fees.
•Automatic Savings Features. We provide our members multiple ways to grow their savings automatically through Chime to help them achieve their goals faster.
•Chime Deals and Offers. Through Chime Deals, our members have access to cash back deals at thousands of locations across the United States, with a focus on retailers in key spending categories including gas stations, grocery stores, and restaurants.
•Free Tax Filing. With Chime Tax Filing, members can conveniently file state and federal taxes for free and receive their federal refund up to five days early via direct deposit. We have partnered with a registered tax e-file provider to offer members the opportunity to file their personal state and federal tax returns directly through our mobile application.
Community
Community-focused products, including Pay Anyone and SpotMe Boosts, create opportunities for collaboration and support while strengthening connections among our members. We define a community connection with regard to each member as another member to whom such member has sent a referral, SpotMe Boost, or Pay Anyone payment.
•Pay Anyone. Pay Anyone is a peer-to-peer payments product that enables our members to make instant, secure payments directly from the Chime mobile application. Our members can send money from their checking accounts at one of our bank partners to anyone, including friends, family, and co-workers, regardless of whether the recipient uses Chime.
•SpotMe Boosts. SpotMe Boosts enable eligible Chime members to temporarily increase the overdraft limits of other members for free. This helps nurture a collaborative Chime member community and fosters new connections.
Chime Enterprise
Chime Enterprise offers a suite of innovative products, including MyPay, through employers via Chime Workplace.
•Chime Workplace. Through Chime Workplace, we target medium to large enterprises through which we offer access to a suite of financial services and employee benefits tools to their employees. Chime Workplace provides employees with access to existing products that address key financial needs for spending, saving, accessing liquidity and building credit. Chime Workplace provides employers a platform to facilitate these offerings and employee rewards, while providing aggregated and measurable insights into employee engagement with Chime Workplace through a centralized data portal.
OUR TECHNOLOGY
We built our proprietary, cloud-native technology platform in-house to drive product innovation and scale. Our technology platform is vertically-integrated, connecting payment networks and our bank partners all the way to the end products via a single unified system. Our platform enables control, rapid innovation, reliability, cost efficiency, scalability, and security across our product offerings and member experience.
The foundational pillars of our technology platform are:
Flexible, Multi-Sourced Partnerships
Our technology platform leverages flexible, multi-sourced partnerships with card networks, bank partners, and ATM and cash deposit networks.

Cloud-Native Infrastructure
We built and designed our technology platform to take advantage of the reliability, scalability, and flexibility benefits of cloud-native infrastructure. As an example, we can scale cloud capacity on demand, which has allowed us to avoid upfront investments on excess capacity.
ChimeCore – Our Proprietary Payment Processor and Ledger
As of November 2025, ChimeCore processes all of the payments, transfers, deposits, withdrawals, and other financial transactions that are conducted through our platform. ChimeCore’s role in transaction processing does not involve receiving or transmitting funds; rather, as transaction processor, ChimeCore’s role is to facilitate the necessary messaging between parties involved in a transaction (e.g., members, bank partners, external banks involved in a transaction, and card networks) that allows for the processing of the applicable transaction. ChimeCore also serves as the system of record for member accounts, keeping track of transaction, balance, and other data.
ChimeCore gives us greater control in the way we design new financial products and powers our product development velocity. With ChimeCore, we have the flexibility to build products directly on our platform, which enables us to avoid development cycles integrating with third party vendors, which often have preconfigured product templates.
Data & AI Platforms
Real-time Data Streaming Platform
Our data streaming platform captures and processes real-time data with sub-second latency. Our real-time data feeds into our proprietary ML-powered risk decisioning and experimentation platforms, unlocking personalized member experiences.
Machine Learning Platform
We have built our own machine learning platform to create models that inform fraud, risk, and underwriting decisions, drive product experimentation, and automate member support responses. Owning our ML platform facilitates the rapid development and deployment cycles of our ML models. These models are auto-retrained and backtested to regularly provide more accurate predictions, with retraining timelines as short as three weeks. Our real-time data streaming capabilities allow our ML models to generate sub-second latency predictions, which enable faster decision-making that is critical to identifying and preventing fraud.
Risk Decisioning Platform
Our risk decisioning platform leverages rich, first-party data, including member income, spending, transaction, social graph, and other engagement data, to help reduce costs associated with transaction-related disputes and chargebacks. Our platform also powers our underwriting capabilities that support Chime-branded liquidity products. Through this platform, we develop risk and underwriting standards for review and adoption by our bank partners.
Experimentation Platform
Our experimentation platform allows us to regularly iterate on and improve our products based on member insights informed by ML models using real-time data. Our platform was designed internally and is integrated with our other platforms, which allows us to jointly evaluate multiple experiments, such as changes to risk decisioning and member experience.
Member Support Platform
Our member support platform, including our agent interface and case management system, enables us to efficiently manage support interactions at scale. Our custom-built agent interface streamlines how support agents access member information and take action on accounts. Our integrated case management system drives efficiencies by assigning agents to cases in which they specialize and guiding agent workflows.

OUR COMPETITION
We believe the traditional banking system has not effectively served everyday Americans, most of whom live paycheck-to-paycheck and often have more modest account balances and limited credit histories. Even if traditional banks were to focus on serving the core needs of everyday Americans, they are structurally limited due to rigid, high-cost business models, driven by their physical branch infrastructure and in-person delivery approach. We have taken a fundamentally different approach to serving everyday Americans based on our radical cost-to-serve advantage. While digital first banks and financial technology companies can avoid the costs of bank branch infrastructure, we believe we have differentiated ourselves through our approach that has focused on member-alignment, designing our business to develop primary account relationships with our members and establish Chime as their central financial hub. We view our main competition as traditional banks, including Bank of America, Capital One, Citibank, J.P. Morgan Chase, PNC Bank, and Wells Fargo. We also compete with online-only financial institutions, such as Ally, Discover, and SoFi. Other online-only financial institutions that operate in foreign jurisdictions, such as Nubank and Revolut, could in the future expand into the United States and compete with us.
We also face competition from financial technology companies that offer or facilitate bank accounts, payments, and liquidity services, including Affirm, Klarna, and PayPal, and offerings such as Cash App. Although certain financial technology companies or offerings provide some comparable products, we believe many financial technology companies are predominantly known for single point solutions. Further, we believe many neobanks or smaller financial technology companies do not possess a scale of customer base to represent material competition to us. We believe that we compete favorably with financial technology competitors because we are building long-lasting and deep, multi-product relationships to advance our members’ financial journeys and our members are likely to associate us with a breadth of their financial needs rather than a single point solution.
We expect continued competition from these types of current competitors, including as traditional banks attempt to replicate our product offerings, and as well as from new market entrants or financial technology companies expanding their offerings or customer bases.
We believe that the principal competitive factors in our market include:
•the ability to attract, engage and retain members in a primary financial relationship;
•the ability to effectively serve the needs of everyday Americans;
•the ability to deliver innovation and new products and services (in particular related to liquidity and credit building);
•the reliability and efficiency of the underlying technology platform;
•an efficient cost structure to enable delivery of free or low-cost financial products,
•for financial technology companies, quality, number and strength of bank partner relationships;
•recognized and trusted brand;
•high quality customer support;
•the ability to manage risk effectively, including access to first-party data and the ability to effectively use such data to inform determinations regarding the availability and scale of liquidity products; and
•the ability to maintain a proactive and robust compliance framework.
We believe that we compete favorably across the competitive factors in our market. Some of our competitors and potential competitors are larger and have one or more of the following: greater brand name recognition, longer operating histories, larger marketing budgets, greater market share in certain markets, and greater resources for the development of their offerings. Nonetheless, we believe that our dedicated focus on everyday Americans and competitive advantages will enable us to continue to capture an increasing share of our addressable market.

For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business—We face substantial and intense competition in our industry which may adversely affect our business, financial condition, and results of operations.”
OUR BANK PARTNERSHIPS
Our business model is rooted in our partnerships with two OCC-regulated, FDIC-insured national banks: The Bancorp Bank, N.A. (“Bancorp”) and Stride Bank, N.A. (“Stride”). Our direct partnership model allows us to provide our members with access to our bank partners’ products and services such as full-featured, FDIC-insured checking accounts and high-yield savings accounts, as well as debit cards, secured credit cards, consumer loans, and essential financial network connectivity, including card and ATM networks and ACH services for payments, transfers, and settlements. Our bank partners benefit from inexpensive access to deposits, allowing them to increase and diversify their income. In return, Chime earns interchange-based fees, fees from access to out-of-network ATMs, MyPay instant transfer fees, net revenue based on high-yield savings balances, voluntary SpotMe tips, revenue related to Instant Loans, and fees from cash deposits made at locations outside our free network.
In general, for each product provided by a bank partner that is offered through our platform, the product is provided to a member by either one of our bank partners. When we initially launch a new product, we have in the past and may continue to trial the product with only one bank partner before launching with both of our bank partners. Currently, all products provided by a bank partner through our platform can be provided by either of our bank partners.
GOVERNMENT REGULATION
We operate in a complex regulatory environment. Our business is subject to a wide variety of local, state, and federal laws, regulations, licensing regimes, and industry standards, which we refer to collectively as laws and regulations. These laws and regulations govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, consumer protection, interchange fees, lending, debt collection, money transmission, payments services, anti-money laundering, international sanctions regimes, privacy, data protection, and data security. We are impacted by these laws and regulations both directly and indirectly, including by way of our partnerships with Bancorp and Stride.
We closely monitor applicable laws and regulations and develop and maintain products and services that comply with the laws and regulations that currently impact, or may in the future impact, our business. For example, we analyze state licensing requirements applicable to the products offered to members through our platform. Currently, Chime offers access to the following products in all 50 states: checking accounts, including Chime-branded debit cards, Pay Anyone, SpotMe, and Credit Builder and Chime Card secured credit cards. Certain newer products, such as MyPay and Instant Loans, are not yet available in all 50 states.
We have invested in a robust government and public affairs team focused on developing and maintaining strong relationships with policymakers and regulators, staying on top of regulatory developments, and advocating on behalf of Chime and our members.
In the future, we could become subject to additional requirements if laws or regulations change in the jurisdictions in which we operate, if we release new products or services that implicate laws or regulations to which we are not currently subject today, or if we expand to additional jurisdictions that impose new legal or regulatory requirements. In addition, the regulatory framework for our products and services is evolving as federal and state governments, regulators, and courts consider the application of existing laws and potential adoption of new laws or regulations. Although certain of the products and services to which we offer access have been industry firsts and may be new to the market, we are typically required to comply with the traditional legal and regulatory regimes for consumer financial products and services. New laws and regulations, as well as uncertainty regarding the application of existing laws and regulations to our products and services, may negatively affect our business. This could include the need to obtain new or different types of licenses or comply with additional laws and regulations in order to conduct our business, which may require significant financial and human resources. For additional information relating to the regulation of our business, see the risks in the section titled “Risk Factors—Risks Related to Regulatory and Legal Matters.”

Regulation of Our Bank Partnership Model
Bancorp and Stride are chartered as national banks and subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”), as well as subject to other regulations including those promulgated by the Financial Crimes Enforcement Network (“FinCEN”), Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve, and the Consumer Financial Protection Bureau (“CFPB”). As a program manager and under contractual obligations to our bank partners, we develop and provide a platform to help our members achieve financial progress and select the banks we partner with to provide this platform to our members. As part of this relationship, we provide member support, including those related to card issuance and technology features, to members using their accounts through the platform. While the banks ultimately approve each program, we, as program managers, can configure the program design, negotiate key terms, and select certain vendors, subject to the requirements of the banks and applicable card networks. Our contracts with our bank partners entitle Chime to receive from such banks the fees generated from these card programs, less costs associated with our members’ transactions and certain fixed fees — either a percentage of the purchase volume or a set fee per transaction.
Given our bank partnership model, we are subject to a variety of laws and regulations, including certain laws and regulations which may apply to us because of our contractual relationships with our bank partners. The Federal banking agencies (Federal Reserve, OCC and FDIC) have well established guidance for banks and their third-party service providers, which they updated in 2023. This guidance applies directly to Chime and our partner banks relative to the totality of our bank partner relationships, including planning, contracts, strategies and goals, financial condition, risk management, information security and systems, operational resilience, audit rights, and performance benchmarks. In addition to supervisory authority over regulated banks, bank regulators have the authority to directly examine banks’ service providers to the same extent they examine a bank, including through onsite examination, under the Bank Service Company Act (“BSCA”). Given our bank partnership model, direct examination of Chime is possible should regulators exercise their authorities under the BSCA. All Chime members’ deposits are intended to be covered by FDIC insurance up to the applicable maximum deposit insurance amount through our bank partners. To ensure these deposits are insured by the FDIC on a pass-through basis, we, our bank partners, and community deposit sweep program banks must meet certain conditions established by the FDIC, such as having policies and procedures to appropriately maintain records of members’ actual ownership of funds and to ensure that deposit account records and titling of the accounts reflect that funds are held for the benefit of our members. “Pass-through” deposit insurance coverage means our partnerships with banks are designed such that deposits placed at our bank partners and at community deposit sweep program banks through the community deposit sweep program on behalf of our members are insured as if deposited directly at those banks by our members. Pass-through insurance allows each member to be separately insured up to the applicable maximum deposit insurance amount. The deposit account offerings through our platform are held directly with our bank partners, and we believe these offerings currently comply, and will continue to comply with all applicable requirements for each eligible member’s deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. Through our platform, our members access checking accounts, in which funds are held by each of our bank partners in an omnibus account (a deposit account established for the benefit of multiple beneficial owners) on their books for the benefit of our members, as well as savings accounts that are part of our community deposit sweep program, in which funds are swept into interest-bearing deposit accounts at other FDIC-insured banks that participate in the sweep program. We maintain rigorous and detailed account ledgers for our members, which are reconciled daily by our bank partners. Chime is also subject to applicable regulations by the FDIC and CFPB regarding official signs and advertising requirements, false advertising, misrepresentation of insured status, and misuse of the FDIC’s name or logo. For additional information relating to the regulation of our bank partnership model, see the risks in the section titled “Risk Factors—Risks Related to Regulatory and Legal Matters—We are subject to risks related to the banking ecosystem, including through our bank partnerships, FDIC regulations and policies, and other regulatory obligations, which may adversely affect our business, financial condition, and results of operations.”
Interchange Fees
Historically, a substantial majority of our revenue has been derived from interchange fees, generated by debit and credit card transactions of our members through our platform. Certain interchange fees and the amounts thereof are subject to regulation in the United States. Provisions of the Dodd-Frank Act commonly referred to as the Durbin Amendment required the Federal Reserve Board to implement regulations that impact debit card interchange fees, card network exclusivity, and transaction routing. Accordingly, the Federal Reserve Board has promulgated regulations that, among other things, impose limitations on the amount of debit card interchange fees certain financial institutions may receive. The Dodd-Frank Act and the Federal Reserve Board’s implementing regulations exempt banks with under $10 billion in assets, which include both of our bank partners, from the limitations on the amount of debit card interchange fees. While our bank partners are currently exempt from the limitations on debit card interchange fees imposed by the Dodd-Frank Act and its implementing regulations, and we expect them to continue to be exempt, more restrictive regulations governing interchange fees for debit or credit cards may be adopted, existing regulations may become subject to new or differing interpretations or enforcement, including with respect to their applicability to interchange fees associated with our members’ card transactions. For additional information, see the section titled “Risk Factors—Risks Related to Our Business—Changes in rules and practices regarding interchange fees, card network fees, and other fees and assessments may adversely affect our business, financial condition, and results of operations.”
U.S. Consumer Protection Requirements, Association, and Card Network Rules
We must comply with various consumer protection laws and rules. The CFPB is the principal federal regulator responsible for administering federal consumer financial law. The CFPB issues rules governing consumer finance markets, and oversees compliance with and enforces federal consumer financial laws. For example, the CFPB recently issued a final rule, to which Chime is subject, establishing supervisory authority over nonbank covered persons that are larger participants in a market for “general-use digital consumer payment applications.” A nonbank qualifies as a larger participant under this rule if it facilitates an annual covered consumer payment transaction volume of at least 50 million transactions, and the transaction volume of our members through our platform exceeds this threshold. While Congress has adopted a joint resolution to disapprove this final rule, nonbanks subject to the CFPB’s supervisory authority under this rule also may be subject to other CFPB supervisory authorities. We are subject to supervision by the CFPB, and the CFPB may, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial laws, which in turn may result in matters requiring attention, as well as potentially a referral for investigation and enforcement action, which may result in civil monetary penalties and limits on our activities or functions, among other relief. The CFPB has broad authority to create and modify federal regulations with respect to consumer financial products and services, including the origination, brokering, servicing, transfer, and collection of consumer loans and other consumer financial products or services we may facilitate or provide. The CFPB also has substantial power to regulate financial products and services offered to consumers from both banks and non-bank providers and their respective service providers, including rulemaking authority under federal laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act. Under Title X of the Dodd-Frank Act, the CFPB has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services, or those companies’ service providers, that allegedly engage in unfair, deceptive, or abusive acts or practices (“UDAAP”) or allegedly violate other laws including enumerated consumer laws defined in 12 U.S.C. § 5481. Where a company has allegedly violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act also empowers state attorneys general and state regulators to bring civil actions to enforce such laws and regulations. Title X authorizes the CFPB to seek a range of remedies, including civil money penalties, rescission of contracts, refund of money, restitution, disgorgement of profits or other compensation for unjust enrichment, damages, public notification of the violation, and “conduct” restrictions (i.e., future limits on a company’s activities or functions). The CFPB frequently enters into consent orders with entities to resolve investigations. For example, in May 2024, we entered into a Consent Order with the CFPB agreeing to pay a $3.25 million penalty to the CFPB and a total of $1.3 million in redress to certain former members who received allegedly delayed account balance refunds upon the closure of their savings or checking accounts.
The CFPB also has issued guidance stating that institutions under its supervision may be held responsible for the actions of certain companies with which they contract. The CFPB has made it clear that it expects supervised institutions to maintain an effective process for managing risks associated with their vendor relationships. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm the vendor conducts appropriate training and oversight, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.
With respect to our business activities, we or our bank partners are subject to applicable requirements under other rules, federal statutes, and federal regulations. The regulatory framework applicable to consumer financial services providers is evolving and uncertain. Additional or different requirements may apply to our business in the future. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective in all cases or will be adequate as laws change or are applied in a new manner.
For more information, see the sections titled “Risk Factors—Risks Related to Regulatory and Legal Matters—The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws and regulations to regulate financial services companies and their partners that, independently or together, provide digital banking services. Additional laws and regulations, or new interpretations thereof, may adversely affect our business, financial condition, and results of operations” and “Risk Factors—Risks Related to Regulatory and Legal Matters—Stringent and changing laws and other requirements relating to privacy, data protection, and data security may adversely affect our brand, business, financial condition, and results of operations.”
State Licensing Requirements and Regulation
In collaboration with our bank partners, we provide access to liquidity products through our platform that are subject to lending laws and standards of each individual U.S. state in which we operate. This means that when individual states differ in how they regulate various aspects of consumer lending activity and the offering of consumer credit products, we must operate in accordance with those jurisdictional-specific requirements to the extent applicable.
We are subject to state licensing and other requirements, as well as supervisory examination by state regulatory authorities, with respect to loans and other consumer credit products offered by our banking partners that we facilitate, and we have obtained, through our subsidiary Chime Capital, LLC, necessary licenses or conduct operations pursuant to relevant exemptions in the jurisdictions in which we operate. Licensing statutes and regulations vary from state to state and prescribe different requirements, including restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of our fees), interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. Additionally, we have experienced, are currently and will likely continue to be subject to and experience exams by state regulators. These examinations have and may continue to result in findings or recommendations that have required us, and may continue to require us, to modify our internal controls and/or business practices. The application of state requirements to our business model is constantly evolving, and while we believe we are in compliance with applicable licensing requirements, state regulators may request or require that we obtain additional licenses or otherwise comply with additional requirements in the future, which may result in changes to our business practices. If we are found to have engaged in activities that require a state license without having the requisite license or in activities that are otherwise deemed to be in violation of state lending laws, the licensing authority may impose fines, impose restrictions on our operations in the relevant state, or seek other remedies for activities conducted in the state. For additional information, see the section titled “Risk Factors—Risks Related to Regulatory and Legal Matters—The regulatory framework for our business is evolving and uncertain as federal and state governments consider new laws and regulations to regulate financial services companies and their partners that, independently or together, provide digital banking services. Additional laws and regulations, or new interpretations thereof, may adversely affect our business, financial condition, and results of operations.”
Additionally, various laws and regulations govern the payments industry in the United States. One of our wholly-owned subsidiaries holds licenses to operate as a money transmitter (or its equivalent) in 39 U.S. states, and we intend to obtain additional money transmission licenses across the United States in the states where such licenses are required. As such, we are subject to, among other requirements, restrictions with respect to the investment of member funds, reporting requirements, bonding requirements, and supervisory inspection by state regulatory agencies.
Other Requirements
In addition to the requirements described above, we are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending and other consumer financial services, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and UDAAP prevention. These laws and regulations may be enforced by state banking or consumer protection regulatory agencies, state attorneys general, the CFPB, and private litigants, among others. Given our novel business model and the subjective nature of some of these laws and regulations, particularly UDAAP-prevention laws, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.
Given the nature of our business and our arrangements with third parties, including our bank partners, we are subject to compliance obligations related to the U.S. AML laws and regulations. We have developed and currently operate an AML program designed to prevent the offerings on our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other U.S. and non-U.S. sanctions authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls, including the designation of a BSA/AML compliance officer to oversee the programs. Our programs are designed to address these requirements and to assist in managing risk associated with money laundering and terrorist financing.
Additionally, we are subject to anti-corruption and anti-bribery and similar laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and the U.S. Travel Act. The FCPA and other applicable anti-corruption and anti-bribery laws prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. The FCPA and other applicable anti-corruption and anti-bribery laws, including accounting provisions, are enforced by the Department of Justice and the SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls.
Furthermore, while we are not subject to escheat regulations, our bank partners are subject to unclaimed or abandoned property (escheat) laws in the United States. These state laws require our bank partners to turn over to certain government authorities the property of others that our bank partners hold that has been unclaimed for a specified period of time, such as account balances that are due to a member following discontinuation of our relationship. We may be required to cooperate with such bank partners in the course of their compliance.
Various regulatory agencies in the United States continue to examine a wide variety of laws and regulations that are or may be applicable to us and may impact our business. These issues include account recordkeeping, antidiscrimination, consumer protection, identity theft, privacy, data protection, data security, disclosure rules, electronic transfers, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant.
INTELLECTUAL PROPERTY
We believe that our intellectual property and other proprietary rights are valuable and important to our business. We rely on patents, copyrights, trademarks, service marks, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our intellectual property and other proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in technologies relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. In certain jurisdictions, we also have common law trademark rights. In addition, we have registered domain names for websites that we use in our business, such as www.chime.com and other variations.
We endeavor to enter into confidentiality agreements with our employees, contractors, and other third parties with whom we do business in order to limit access to and disclosure of our proprietary information, confidential information, and trade secrets, as well as invention assignment agreements with our employees, consultants, and other third parties to clarify rights to intellectual property associated with our business.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property and other proprietary rights, they may not be respected in the future or may be invalidated, circumvented, reduced in scope, deemed unenforceable or otherwise challenged. The efforts undertaken to protect our intellectual property and other proprietary rights, including our confidential information, may not be sufficient or effective. For additional information, see the sections titled “Risk Factors—Risks Related to Intellectual Property Matters—If we fail to adequately protect our intellectual property rights, our competitive position may be impaired, and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights, which may adversely affect our business, financial condition, and results of operations,” “Risk Factors—Risks Related to Intellectual Property Matters—We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, may require us to pay significant damages and may limit our ability to use certain technologies, which may adversely affect our business, financial condition, and results of operations,” and “Risk Factors—Risks Related to Intellectual Property Matters—We use open source software in our products, which may subject us to litigation or other actions, which may adversely affect our business, financial condition, and results of operations.”
OUR EMPLOYEES
As of December 31, 2025, we had 1,519 Chimers across three offices.
We focus on attracting, retaining, and developing talented and skilled employees. Management regularly reports to our board of directors on people-management topics, including corporate culture, diversity and inclusion, compensation and benefits, employee hiring, development and retention, and succession planning. Our board’s people, compensation, and culture committee provides input on important decisions with respect to talent retention and development, compensation, and benefits.
We provide equity incentives to our employees through the grant of stock options and RSUs under our equity incentive plan that allow us to be competitive with comparable companies in our industry. We also have adopted an Employee Stock Purchase Plan pursuant to which eligible employees can purchase shares of our Class A common stock at a discount from the fair market value.
We also provide competitive health, wellness and retirement benefits for our employees, including medical, dental, vision, life insurance, paid time off, various voluntary insurance programs, and our 401(k) retirement plan. Furthermore, our employee assistance program offers employees information, referrals, and short-term counseling for personal issues affecting their work or personal life in order to help protect their physical, emotional, and financial well-being.

CORPORATE INFORMATION
We incorporated as 1debit, Inc. in Delaware in August 2012. Our website address is www.chime.com. Our principal executive office is at 101 California Street, Suite 500, San Francisco, California 94111. Our telephone number is (844) 244-6363.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at investors.chime.com, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC, when such reports are available on the SEC’s website at www.sec.gov. We use our website, including our investor relations website at investors.chime.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. If any of the risks described below actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our business, financial condition, results of operations, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
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
•Our business is subject to a wide range of complex and evolving laws and regulations, which are subject to change and to uncertain interpretation, and failure by us or by our bank partners or third-party service providers to comply with such laws and regulations may adversely affect our business, financial condition, and results of operations..
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
We partner with The Bancorp Bank, N.A. (“Bancorp”) pursuant to a master services agreement (as amended, the “Bancorp MSA”) and with Stride Bank, N.A. (“Stride”) pursuant to two main agreements: an amended and restated agreement covering debit card issuance and private label checking and savings accounts (the “Stride Debit Agreement”), and a secured credit card issuing and marketing agreement for secured credit card programs (as amended, the “Stride Credit Agreement” and together with the Stride Debit Agreement, the “Stride Agreements”). The Bancorp MSA has an initial 60-month term ending in July 2028, while the Stride Agreements each have initial 36-month terms ending in November 2025 and have auto-renewed for an additional one-year term. Our bank partner agreements automatically renew for successive one-year periods unless either party provides written notice of non-renewal, which can be provided without cause to the other party at least 365 days, in the case of the Bancorp MSA, and at least 180 days, in the case of the Stride Agreements, prior to the end of any such term, or unless earlier terminated for cause. We and our bank partners can terminate the bank partner agreements early for cause upon the occurrence of certain early termination events, subject to certain fees that may be owed by Chime. In the event a bank partner agreement is terminated without cause, we can elect, subject to regulatory approval, to engage in a plan to transition our products to a successor bank partner or to develop a wind-down plan. In both cases, parties are contractually obligated to ensure a smooth transition or wind-down for our members, but we cannot guarantee the outcome of such transition or wind-down. In addition to the Bancorp MSA, Stride Agreements, and their addenda, we and/or our subsidiaries are party to certain other agreements with our bank partners.
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

Partnerships between banks and financial technology companies have been the subject of increased and evolving scrutiny from regulators and legislators in past years. Federal banking regulators, in some cases, have required increased oversight by banks of their partners or restricted banks’ ability to offer or expand programs. While more recent public statements by federal banking regulators acknowledge the benefits of bank fintech partnerships, federal banking regulators retain broad supervisory and enforcement authority of the bank partnership model. Federal banking regulators also retain the authority to make changes to the regulatory framework governing bank fintech partnerships, which, may impose, or be viewed by our bank partners as imposing, elevated diligence, operational, or other obligations on our partner banks. Accordingly, we or our bank partners may face external pressures that could impose additional compliance costs on us or our bank partners, impact the ability of our bank partners to process transactions, and affect our relationships with our bank partners over time. Further, some state attorneys general have expressed increased skepticism toward, and in some cases hostility to, bank-fintech partnership models, particularly where fintech companies provide banking-like products and services directly to consumers, asserting that such arrangements may be inconsistent with consumer protection and may create regulatory compliance and risk-management challenges for bank partners. The potential for increased regulatory scrutiny may cause our current bank partners to reassess their partnerships with us and may deter new potential bank partners from entering a partnership with us.
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
Any changes in interchange fee rates or limitations or classification of transaction types, whether due to actions by the card networks or merchants, changes in legislation or regulation, or judicial decisions or settlements, may adversely affect our competitive position and reduce the payments revenue we generate, require us to change our business practices, and otherwise adversely affect our business, financial condition, and results of operations.
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
In addition to our bank partners, we rely on third parties in connection with our products, including, but not limited to: card networks, payment gateways, and other third parties who provide key functions, including payment processing, transaction processing, member support, data center facilities, and cloud computing. We rely on these third parties for a variety of services, including to transmit transaction data and settle funds to our members, and to support our ability to maintain the confidentiality, integrity, and availability of our systems and infrastructure, including websites, information, and related systems. For example, cash deposits are processed primarily by Interactive Communications International, Inc., a third-party cash deposit processor; ATM access for our members is provided by Allpoint, MoneyPass, and Visa Plus Alliance, each a third-party provider of ATM services; outbound instant transfers are processed by TabaPay, Inc., a third-party instant money movement platform; and we currently host our platform and support our operations using Amazon Web Services, a third-party provider of cloud infrastructure services. Historically, transactions have been processed by Galileo Financial Technologies, LLC (“Galileo”), a third-party payment processor. However, as of the end of 2025, we have transitioned our members’ transactions to being processed by ChimeCore. See the risk factor titled “Member transactions are now processed through ChimeCore. Any problems with the transition to ChimeCore may adversely affect our business, financial condition, and results of operations.” We also rely on our relationships with Walgreens and other retailers to provide members with the ability to make cash deposits at in-person locations. Failure by any of these third parties to perform the relevant services would adversely affect our business.
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
During the years ended December 31, 2025, 2024 and 2023, we incurred net losses of $1,009.9 million, $25.3 million and $203.2 million. We intend to continue making investments in our business, including with respect to our employee base, sales and marketing, technology infrastructure, development of new products and features, acquisitions and other strategic transactions, infrastructure, expansion of operations, and general administration, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and expect to incur in the future, losses for a number of reasons, including further investments in our business, vesting and settlement of equity awards, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
Following the completion of our IPO, stock-based compensation expense related to existing RSUs and other outstanding equity awards, and those to be awarded in the future has resulted in and will continue to result in increases in our expenses in future periods. As of December 31, 2025, we had $461.1 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards expected to vest.
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
Data breaches, malware, and other security or hacking incidents have become more prevalent across industries and may occur on our systems or the systems of our bank partners, our third-party developers, and our third-party service providers or suppliers. Additionally, due to the proliferation and increased use of generative and agentic AI, many existing threats have become more sophisticated, difficult to catch, and more likely to cause harm, while the declining cost of launching such attacks has enabled a broader range of bad actors. Any data breach, malware, or other security or hacking incident, including denial-of-service attacks, ransomware attacks, viruses, malware or other malicious code, social engineering, phishing attacks, credential stuffing, insider malfeasance, theft of assets, and account takeovers, any of which may involve unauthorized access, use, disclosure, destruction, alteration, or other processing of our information or systems, or cause intentional malfunction or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses may adversely affect our business, financial condition, and results of operations.
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
AI and ML technologies, and in particular generative AI, may create content or otherwise assist in producing analyses or recommendations that appear correct but are factually inaccurate, incomplete, misleading, biased, or otherwise flawed, or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. Our members, bank partners, or others, including our employees, may rely on or use this flawed content, analyses, or recommendations to their detriment. While we have processes and controls in place designed to mitigate the risks associated with using AI and ML technologies, if the content, analyses, or recommendations that AI and ML technologies create or otherwise assist in producing or our products are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our brand, competitive position, and business may be adversely affected and we may incur additional costs, including in the form of damages or fines.
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
The liquidity products offered through our platform expose us to financial losses which may adversely affect our business, financial condition, and results of operations. For example, liquidity products such as SpotMe, MyPay, and Instant Loans, subject us to risk of loss if a member borrows such funds but does not repay such amounts. Pursuant to the terms of the contractual arrangements we have with our bank partners, Chime bears certain risk of loss from the liquidity products offered through our platform as we are financially liable to our bank partners for any defaults by our members on the unpaid balances in their accounts and we may incur losses on the receivables from members we purchase from our bank partners.
The risk management framework, and in particular the underwriting standards with respect to determining the availability and scale of liquidity products facilitated through our platform, may not offer adequate protection against the risk of nonpayment, especially in periods of economic uncertainty. Traditional lenders rely on credit bureau scores and require large amounts of information to approve a loan. An important part of our business model is our ability to provide access to liquidity products through our platform to members who may not otherwise have access to such liquidity from traditional banks. The risk models used for the liquidity products offered through our platform leverage AI and ML models along with comprehensive member data, including information regarding a member’s historical transaction and engagement activity through Chime, as well as traditional and alternative credit bureau data and other external data sources. Our models use this data in an effort to optimize member experiences and approve members for appropriate liquidity products, while managing fraud risk, credit risk, and financial crimes risk. This risk model may be ineffective, contain errors, or fail to consider rapid macroeconomic changes affecting our members’ creditworthiness, any of which may adversely affect our business, financial condition, and results of operations.

In addition, as we scale the liquidity products offered through our platform, we expect our transaction and risk losses will increase. For example, our transaction and risk losses increased in 2025, the first full year following the launch of MyPay, which negatively impacted our transaction margin. As MyPay continues to scale and as we expand the liquidity products offered through our platform, including Instant Loans, we expect that transaction margin will remain flat or decrease further in the near term compared to the first quarter of 2025. Moreover, if we are unable to accurately forecast the performance of the liquidity products offered through our platform and determine appropriate credit loss allowances or the fair value of our product obligation, our business, financial condition, and results of operations may be adversely affected. When we introduce new or expand existing products, we may be less able to forecast and carry appropriate reserves for those losses. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
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
Criminals use sophisticated methods to engage in financial fraud, including malicious social engineering schemes, fraudulent payment or disputes fraud/refund schemes, incentive and/or referral fraud, government stimulus and benefits fraud, and identity theft. In order to protect members’ access to funds, we have taken measures to detect and reduce the risk of fraud. However, we must continually improve and adapt our fraud prevention measures to keep up with evolving forms of fraud and in connection with new products. The increasing availability and use of AI, including generative and agentic AI, has accelerated the sophistication of fraudulent activity, including deepfakes, synthetic identity fraud, and automated attacks that may evade traditional detection tools. Our fraud prevention measures may not be effective against elevated levels of fraud activity, and we may not be able to deploy fraud detection measures in a cost-effective or timely manner. As a result, we have suffered and expect to continue to suffer losses from fraudulent activities.
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
Further, there are a number of third parties involved in processing transactions, including card networks, which subjects us and our members to risks related to the vulnerabilities of those third parties. Our brand may be harmed by a single significant incident of fraud or increases in the overall level of fraud involving our products, bank partners, and service providers, or those of others in our industry. Such damage may reduce the use and acceptance of our products or lead to greater regulatory scrutiny that would increase our compliance costs. Fraudulent activity may also result in business interruption, litigation, governmental investigations, financial losses, and the imposition of regulatory penalties and significant monetary fines, which may adversely affect our business, financial condition, and results of operations.
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

Member transactions are now processed through ChimeCore, our proprietary payment processor and ledger. Any problems with ChimeCore may adversely affect our business, financial condition, and results of operations.
We have made and will continue to make substantial investments in ChimeCore, our proprietary payment processor and ledger, which launched in 2024. ChimeCore now processes the payments, transfers, deposits, withdrawals, and other financial transactions that are conducted through our platform. ChimeCore’s role in transaction processing does not involve receiving or transmitting funds; rather, as transaction processor, ChimeCore’s role is to facilitate the necessary messaging between parties involved in a transaction (e.g., members, bank partners, external banks involved in a transaction, and card networks) that allows for the processing of the applicable transaction. ChimeCore also serves as the system of record for member accounts, keeping track of transaction, balance, and other data. We have completed the migration of accounts and existing products to ChimeCore, but we cannot provide assurances regarding the future success of this full transition to ChimeCore. For additional risks related to our dependence on third-party service providers, see the risk factor titled “In addition to our bank partners, we rely on third parties and their systems for a variety of services, and we face risks associated with any failure by these third parties to adequately perform these services, which may adversely affect our business, financial condition, and results of operations.”
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
Additionally, new laws or regulations related to interchange fees may be enacted. For example, in 2024 Illinois enacted the Interchange Fee Prohibition Act (“IFPA”), which, among other things, prohibits card issuers, card networks, and other entities from receiving interchange fees from or charging a merchant on the portion of a card transaction that is attributable to taxes or gratuities. The IFPA is expected to be effective on July 1, 2026, and if it or legislation regulating interchange fees in other jurisdictions goes into effect, then revenue from interchange-based fees that we derive from transactions subject to such legislation may be harmed. Further, complying with a patchwork of state laws governing interchange fees may create compliance burdens for our bank partners and us, which may adversely affect our business, financial condition, and results of operations.

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
If the CFPB changes or modifies federal consumer financial protection regulations under its rulemaking authority, modifies past regulatory guidance or prior interpretations, or interprets existing regulations in a different or stricter manner than prior interpretations by us, the industry, or other regulators, our compliance costs and litigation exposure may increase materially. For example, regulatory guidance is currently uncertain and still evolving and there are not well-established regulatory norms for establishing compliance with respect to the application of the ECOA and Regulation B to credit risk models that rely upon alternative variables and ML. Evolving views regarding the use of AI and ML in providing financial services functions, such as assessing credit risk or providing member support, may result in the CFPB taking actions that result in requirements to alter impacted financial products, making them less attractive and restricting our ability to offer them, or to cease offering access to such financial products entirely. Further, we cannot be certain of the regulatory priorities of the CFPB, including how aggressively it will exercise its supervisory and enforcement abilities, and regulatory uncertainty or future changes in the regulatory landscape, whether with respect to the CFPB, state regulators, or otherwise, may make our business planning more difficult or potentially harm our business, financial condition, and results of operations.
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
From time to time we have been, and we expect to continue to be, subject to legal and regulatory proceedings arising out of our business practices and operations, including individual and class action lawsuits, lawsuits alleging regulatory violations such as Unfair or Deceptive Acts or Practices (“UDAP”) or Unfair, Deceptive, or Abusive Acts or Practices (“UDAAP”), arbitration claims, government subpoenas, and regulatory and governmental inquiries, examinations, investigations, requests, and enforcement proceedings, and other claims and proceedings, including those involving consumer protection, labor and employment, intellectual property, privacy, data protection, data security, tax, commercial disputes, record retention, and other matters. The number and significance of these claims, lawsuits, exams, investigations, inquiries, and requests have increased as our business has expanded in scope and geographic reach, and our products have increased in complexity. For example, in March 2021, we entered into settlement agreements with the California Department of Financial Protection and Innovation (“DFPI”) and the Illinois Department of Financial and Professional Regulation – Division of Banking, agreeing to make changes to our marketing and other practices that allegedly implied we were a bank. The Illinois settlement also required us to pay a $200,000 civil money penalty to the state. In a separate matter, in February 2024, we entered into a Consent Order with the DFPI (the “DFPI Consent Order”) agreeing to continue or to undertake actions to enhance our customer service procedures and processes. The DFPI Consent Order required us to pay a $2.5 million penalty to the DFPI. Further, in May 2024, we entered into the CFPB Consent Order as discussed above. Also, we have been and continue to be subject to investigations from other state legal or regulatory authorities which have resulted in and may continue to result in additional settlements or public consent orders. Each such settlement also imposed ongoing compliance obligations related to the underlying subject matter of the regulatory allegation, and any future settlement of compliance allegations would be anticipated to do the same. In addition, some state attorneys general have indicated that they intend to take a more active role in enforcing consumer protection laws, including by relying on the Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB.
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
Under principles of federal preemption, the terms and conditions of the loans originated by banks such as our bank partners are based on the authority given to national banks and the maximum permitted rates for a “most favored lender” in the state from which the bank originates the loan. Additionally, through either federal preemption or express statutory exemptions, bank-originated loans typically are not subject to state consumer finance rate and fee restrictions, and also, with respect to national banks such as our current bank partners, state licensing requirements. The liquidity products available through our platform are offered in a manner that relies on our bank partners being treated as the “true lender” for such loans and lines of credit with respect to licensing, interest rate, fee, product term, disclosure, and similar regulatory considerations. Based on the structure of our bank partnership programs, including factors such as that our bank partners substantially control lending activities and own line of credit accounts, we anticipate that our bank partners will be treated as the “true lender.” However, recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. Federal and state courts evaluating true lender claims have adopted inconsistent standards for determining when relationships should be recharacterized that make the outcome of any particular challenge uncertain. States have also been more active in the past several years in amending licensing and usury laws to include anti-evasion provisions that seek to treat non-bank entities that partner with banks to offer credit products as the lender for various state regulatory purposes. Such anti-evasion provisions remain subject to substantial uncertainty as to their scope, given the relative lack of guidance and enforcement history to date. In addition, for national banks such as our current bank partners, the question of preemption of a particular state law by federal banking law often requires a practical assessment on a case-by-case basis, and state laws that regulate activities in which national banks may engage are not categorically preempted. If a court, or a state or federal enforcement agency, were to deem us, rather than our bank partners, the “true lender” for loans facilitated by our platform, or if for any reason the loans were deemed subject to and in violation of state consumer finance laws that are not preempted by federal law, we may be subject to fines, damages, injunctive relief, including requiring us to modify or suspend our business practices, and other penalties or consequences, and the loans may be rendered void or unenforceable in whole or in part, any of which may adversely affect our business, financial condition, and results of operations.
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
Many jurisdictions in which we operate have enacted, or are in the process of enacting, laws or regulations addressing privacy, data protection, and data security. For example, in the United States there are numerous federal and state privacy, data protection, and data security laws and regulations governing the collection, storage, use, disclosure, transfer, and other processing of personal information. Certain of our information processing activities are subject to requirements of the Gramm Leach Bliley Act (which regulates the confidentiality and security of non-public personal information obtained by financial institutions, including non-banking financial institutions significantly engaged in providing financial products or services) (the “GLBA”). In addition, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission (which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection and data security). At the state level, California and numerous other U.S. states have enacted, are in the process of enacting or are proposing to enact comprehensive state-level privacy laws governing the collection, storage, use, disclosure, deletion, transfer, and other processing of their residents’ personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), gives California residents rights in their personal information including to access and delete their personal information, opt out of sales of personal information or other personal information sharing, and receive detailed information about how their personal information is used. The CCPA also prohibits covered companies from discriminating against California residents for exercising any of their CCPA rights and provides for severe civil penalties for violations as well as a private right of action for data breaches.

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
We rely in part on trade secrets to maintain our competitive position. We enter into confidentiality and invention assignment agreements with our employees and consultants who are involved in the development of intellectual property for us and may enter into confidentiality agreements with the parties with whom we engage in business discussions and in conjunction with definitive agreements. We may not always be effective in controlling access to, use of and distribution of our intellectual property rights, products, or proprietary information, including our trade secrets. Use of AI tools by employees may unintentionally upload or reveal our confidential information to third-party AI providers, which could disclose trade secrets and weaken our competitive position.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of misappropriation, misuse, infringement, or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. It has become common in recent years for third parties in the United States to purchase patents or other intellectual property rights for the sole purpose of making claims of misappropriation, misuse, infringement, or other violations in an attempt to extract settlements from companies such as ours. From time to time, third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our bank partners, our members, or other parties with which we have a relationship, including parties indemnified by us. We have in the past and may, in the future receive, notices that claim we have misappropriated, misused, infringed, or otherwise violated other parties’ intellectual property rights. To the extent we gain greater market visibility and/or as new technologies such as generative and agentic AI impact the industries in which we operate, we face a higher risk of being the subject of such claims.
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
Our bank partners originate loans and lines of credit related to the liquidity products offered through our platform and have historically held amounts on their balance sheets to support these liquidity products. In particular, Bancorp has committed to hold on its balance sheet an amount in connection with Credit Builder, Chime Card and liquidity products offered to members through our platform such as MyPay, SpotMe, Instant Loans, and other lending products, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp. Similarly, Stride currently originates liquidity products for our members and holds related amounts on its balance sheet. Under our agreement with Stride, Stride has the contractual option to sell individual MyPay receivables to us once such receivables have aged two days beyond their origination date. In addition, pursuant to the terms of our agreements with our bank partners, we may elect to or are contractually obligated to maintain collateral and reserve account balances related to the liquidity products offered through our platform. For example, we have historically elected to fund a cash collateral account at Bancorp and pledge receivables due from Bancorp to be used as collateral against all negative account balances through SpotMe or other transaction activity with respect to Bancorp. Similarly, we have historically fully secured all negative account balances through SpotMe or other transaction activity with respect to Stride by funding a reserve account and pledging certain accounts receivable due from Stride in a combined amount that collateralizes the total of such negative account balances. Pursuant to the Stride Agreements, we are required to ensure that negative account balances are fully secured and to at all times keep a minimum of $5 million in such reserve account as cash collateral. We cannot be certain that these balance sheet arrangements will be sufficient as we scale the existing liquidity products offered through our platform and in the event we introduce new liquidity products through our platform. If either of our bank partners chooses to reduce the volume of loans and lines of credit facilitated through our platform, or is unwilling or unable to originate loans and lines of credit or to hold amounts related to these products on its balance sheet, and cannot find suitable alternative arrangements, the originations of liquidity products offered through our platform may need to be reduced or we may need to seek alternative arrangements, which may not be available on favorable terms to us, or at all, and which may require lengthy transition periods. Further, if our collateral or reserve obligations increase, we may need to reduce spending in other areas. Any of the foregoing may adversely affect our business, financial condition, and results of operations. For additional risks associated with our bank partnerships, see the risk factor titled “Our relationships with our bank partners are crucial to our business, and we may be unable to maintain our relationship with either of our bank partners, which may adversely affect our business, financial condition, and results of operations.”
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
We may be subject to taxation in several jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The amount of our tax liabilities may increase due to changes in applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents. Various levels of government, such as U.S. federal and state legislatures, are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. Any such tax reform or other legislative or regulatory actions may increase our effective tax rate or cash tax payments, which may adversely affect our business, financial condition, and results of operations. For example, in 2022, the Inflation Reduction Act was enacted in the United States, which introduced, among its provisions, a minimum corporate income tax on certain large corporations and an excise tax of 1% on certain share repurchases by publicly-traded corporations. Although we do not anticipate the corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the corporate minimum tax may result in additional taxes payable by us, which may adversely affect our business, financial condition, and results of operations. The amount of our tax liabilities may also increase due to changes in our business, including changes in our mix of income and expenses or changes in our geographic footprint.
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
As of December 31, 2025, we recorded a full valuation allowance on our U.S. deferred tax assets. A valuation allowance may be established to reduce a deferred tax asset to the level at which it is more likely than not that the tax asset or benefits will be realized. The establishment of a valuation allowance requires an assessment of both positive and negative evidence when determining whether deferred tax assets are more likely than not to be realized. We continue to monitor the likelihood that we will be able to realize our deferred tax assets in the future and we may in the future make adjustments to our valuation allowance. Any future recording or release to our valuation allowance may have an adverse effect on our results of operations.
Our ability to use our net operating losses or other tax attributes to offset future taxable income or tax liabilities may be subject to certain limitations, which may adversely affect our business, financial condition, and results of operations.
As of December 31, 2025, we had approximately $1,123.4 million and $994.7 million of federal and state (post-apportioned) net operating losses (“NOLs”). The federal NOLs will carry forward indefinitely. The state NOLs will begin to expire in 2028. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and certain other pre-change tax attributes to offset post-change taxable income. We have performed a detailed analysis to determine whether an ownership change has occurred and noted three ownership changes. As such, all of the NOLs and tax credit carryforwards generated as of the ownership change dates are limited under Sections 382 and 383, however, none of the NOLs and tax credit carryforwards are projected to expire unutilized.
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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders beneficially own all of the outstanding shares of our Class B common stock. As of December 31, 2025, Christopher Britt, our Co-Founder, Chairman, and Chief Executive Officer, held approximately 34.2% of the voting power of our outstanding capital stock; and Ryan King, our Co-Founder and a member of our board of directors, held approximately 30.8% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest and settle in equity awards (including in connection with the rights we granted each of our Co-Founders, pursuant to equity exchange right agreements we entered into with them, to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or upon vesting and settlement of restricted stock units, in each case for an equivalent number of shares of Class B common stock (the “Equity Award Exchange”) outstanding at the time of the completion of the IPO. If all such equity awards held by our Co-Founders (including the RSUs granted to our Co-Founders pursuant to the 2025 Co-Founder Special Awards that vest upon the satisfaction of a service condition and achievement of certain stock price goals (the “2025 Co-Founder Special Awards”)) had been exercised or had vested and been settled, as applicable, and the resulting shares of Class A common stock had been exchanged for shares of Class B common stock pursuant to the Equity Award Exchange, in each case as of December 31, 2025, Messrs. Britt and King would hold approximately 39.7% and 34.1% of the voting power of our outstanding capital stock. These future issuances of our Class B common stock will further dilute the voting power of our Class A common stock.
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
Furthermore, certain stockholders are entitled, under our amended and restated investors’ rights agreement, to demand registration rights. In addition, we intend to file a registration statement to register shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market.
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
In November 2025, our board of directors authorized a share repurchase program to repurchase up to $200.0 million of our outstanding shares of Class A common stock. Under this program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. The timing, manner, and amount of any repurchases will depend on a variety of factors, including legal requirements, price, economic and market conditions and other considerations. In addition, the United States imposes a 1% excise tax on certain stock repurchases, which may increase the costs associated with repurchasing shares of our Class A common stock. We cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. The share repurchase program could also affect the trading price of our Class A common stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A common stock. In addition, repurchasing shares of our Class A common stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. While no organization can eliminate cybersecurity risk entirely, these processes are designed to identify, assess, and manage cybersecurity risks. We assess risks from cybersecurity threats, including potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or information residing therein. Such assessments are conducted on a periodic and risk-based basis, including at least annually and take into account changes in our business, technology, or threat landscape. We have also implemented a cybersecurity incident response plan that includes procedures for assessing, managing, and otherwise responding to cybersecurity incidents.
We conduct periodic risk assessments to identify cybersecurity threats, including in connection with material changes to our business practices that may affect our information systems. These risk assessments include consideration of reasonably foreseeable internal and external risks, the potential impact of such risks, and the sufficiency of existing safeguards in place to manage such risks.
Following these risk assessments, we may implement or modify reasonable safeguards to address identified risks, as appropriate, and monitor the effectiveness of such safeguards. Decisions regarding the nature and timing of any actions are informed by risk considerations and operational factors. We designate senior personnel, including our Chief Security Officer and Chief Information Officer (“CISO”), to oversee aspects of the risk assessment and mitigation process. These efforts are coordinated with other functions, including technology, risk management, legal, and compliance, as appropriate.
As part of our overall risk management system, we provide cybersecurity awareness training to our employees. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings. We may require additional or more tailored cybersecurity training for certain employees based on their specific job responsibilities. We may also conduct testing and exercises relating to our safeguards.
We engage third-party service providers, including consultants and auditors, from time to time in connection with our risk assessment processes. We also maintain processes to identify and assess cybersecurity risks associated with our use of third-party service providers. As appropriate based on risk, our contracts with certain third-party service providers include provisions relating to information security measures and incident reporting in accordance with contractual requirements and applicable law regarding any suspected breach of security measures that may affect our company. We maintain designated points of contact for third-party service providers to report cybersecurity incidents or suspected security events.
To date, we have not experienced cybersecurity incidents that have materially affected our business, strategy, results of operations, or financial condition. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.
Governance
One of the key functions of our board of directors (“Board”) is oversight of our risk management process, including risks from cybersecurity threats. The Board’s role is one of oversight, while management is responsible for the day-to-day management of cybersecurity risks. Our Board retains ultimate oversight responsibility for our risk management framework, including risks from cybersecurity threats, and has delegated primary oversight of cybersecurity risk matters to the Audit and Risk Committee (“Audit Committee”). Members of the Audit Committee receive periodic updates from management, including from our CISO, regarding cybersecurity risks, as appropriate.

Our CISO is responsible for overseeing our information security program and for assessing and managing material cybersecurity risks, in coordination with relevant internal teams. Our CISO has experience in information security and related fields, including leadership roles overseeing security programs for complex, regulated technology environments. We have a cybersecurity incident response team and a cybersecurity incident response plan that outlines the roles and responsibilities of key personnel, including representatives from relevant functions that may be involved in responding to, remediating and escalating such incidents. The involvement of particular personnel may vary depending on the nature and severity of an incident. Our CISO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above.
Our CISO provides information to the Audit Committee regarding our company’s cybersecurity risks and activities, including recent cybersecurity incidents and related responses, as appropriate. The Audit Committee, in turn, reports to the Board regarding its cybersecurity oversight activities as appropriate.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 201,898 square feet under a lease agreement that expires in 2032. We lease or license additional offices in the United States, including in Chicago, Illinois and New York, New York. We do not own any real property. We believe that these facilities are suitable to meet our needs.
ITEM 3. LEGAL PROCEEDINGS
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
The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. As of December 31, 2025 and December 31, 2024, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock trades on the Nasdaq Stock Market LLC exchange under the symbol “CHYM” since June 12, 2025. Our Class B common stock and Class C common stock are not listed or traded on any stock exchange.
Holders of Record
As of December 31, 2025, there were approximately 183 stockholders of record of our Class A common stock, 21 stockholders of record of our Class B common stock, and no stockholders of record of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared nor paid any cash dividends on our capital stock. We do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return of the Nasdaq Composite Index and the S&P North American Technology Index. The graph assumes (i) that $100 was invested at the market close on June 12, 2025, the date that our Class A common stock commenced trading on the Nasdaq Global Select Market, in each of our Class A common stock, the Nasdaq Composite Index and the S&P North American Technology Index and (ii) reinvestment of gross dividends. The graph uses the closing market price on June 12, 2025 of $37.11 per share as the initial value of our Class A common stock. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Total Cumulative Return

$125
$100
$75
$50
$25
$0
6/12/2025
6/30/2025
7/31/2025
8/31/2025
9/30/2025
10/31/2025
11/30/2025
12/31/2025
CHYM
Nasdaq Composite Index
S&P North American Technology Index

Recent Sales of Unregistered Securities
From January 1, 2025 to (but not including) June 12, 2025 (the date of the filing of our Registration Statement on Form S-8), we granted an aggregate of 17,039,574 RSUs, including performance-based and market-based PSUs, under our 2012 Equity Incentive Plan to our employees to be settled in shares of our Class A common stock.
On June 13, 2025, we exchanged a total of 32,182,289 shares of Class A common stock held by Christopher Britt, our co-founder, Chairman, and Chief Executive Officer; Ryan King, our co-founder and a member of our board of directors; and certain related entities for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. No additional consideration was paid in connection with the exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
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
Use of Proceeds
Our initial public offering of our Class A common stock was effected pursuant to a Registration Statement on Form S-1 (File No. 333-287223) which was declared effective by the SEC on June 11, 2025. There has been no material change in the planned use of proceeds from our initial public offering as described in our Registration Statement and other periodic reports filed with the SEC.

Issuer Purchases of Equity Securities
The following table summarizes information relating to repurchases of our equity securities during the three months ended December 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
				(in millions)
October 1, 2025 to October 31, 2025	—	$—	—	$—
November 1, 2025 to November 30, 2025	2,633,353	$19.17	2,633,353	$149,650
December 1, 2025 to December 31, 2025	1,105,345	$24.60	1,105,345	$122,462
Total	3,738,698	$20.74	3,738,698	$122,462
(1)    In November 2025, our board of directors approved a share repurchase program with authorization to purchase up to $200.0 million of our Class A common stock at management’s discretion. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market purchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The program does not have a fixed expiration date, does not obligate us to repurchase any particular amount of Class A common stock, and may be suspended or discontinued at any time at our discretion without prior notice, subject to all applicable securities laws.
ITEM 6. [REMOVED AND RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report on Form 10-K, and should be read in conjunction with our consolidated financial statements and notes elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed elsewhere, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
Overview
We created Chime to help everyday people make progress in their financial lives. For too long, millions of Americans, including the nearly 75% of the adult population that earn up to $100,000 annually, have struggled with bank relationships that are not always aligned with their best interests. So we set out to create a new approach. We are an asset-light technology company that has pioneered a business model that succeeds when we earn and maintain our members’ trust. Through our direct relationships with FDIC-insured bank partners, we deliver products that address the most critical financial needs of everyday people across spending, saving, accessing liquidity, and building credit, all while avoiding punitive fees.
Through our broad suite of products, we have built trusted relationships with 9.5 million Active Members as of December 31, 2025. The majority of our Active Members rely on Chime to serve as their primary financial relationship, which we believe are the most valuable relationships in consumer financial services. As our members’ central financial hub, Chime becomes the platform through which members consistently deposit their paychecks and conduct their everyday spend, creating durable and long-lasting relationships with high engagement and exceptional member satisfaction.
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
Key Metrics

	Year Ended December 31,
(in millions, except for Average Revenue per Active Member)	2025	2024	2023
Purchase Volume	$133,680	$115,152	$92,396
Active Members(1)	9.5	8.0	6.6
Average Revenue per Active Member (ARPAM)(1)	$257	$245	$212
__________________
(1)Presented as of the fourth quarter of each year.
Purchase Volume
We define Purchase Volume as the total dollar value of member purchase transactions using Chime-branded debit or credit cards during a given period, net of any adjustments or refunds. Purchase Volume is a key driver of payments revenue, because the interchange fees upon which our payments revenue is based are generally determined as a percentage of the underlying transaction value plus a fixed amount per transaction based upon rates set by the card networks. Purchase Volume is also a key indicator of aggregate member engagement. Purchase Volume does not include other types of transaction volumes such as deposits, ATM withdrawals, SpotMe and MyPay advances, sending or receiving funds with Pay Anyone, outbound instant transfers, and other types of ACH or direct debit transfers. Purchase Volume exhibits seasonality, most prominently in the first quarter of each year due to increased spending following our members’ receipt of tax refunds.
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
We use transaction profit, transaction margin, adjusted EBITDA, and adjusted EBITDA margin in conjunction with GAAP measures to evaluate our operating performance, formulate business plans, prepare budgets and forecasts, and make strategic decisions. We believe that our non-GAAP financial measures provide useful information to investors, analysts and others about our business and financial performance, enhance their overall understanding of our performance and can assist in providing a more consistent and comparable overview of our financial performance across periods. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected on our consolidated statements of operations. Thus, our non-GAAP financial measures should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
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
The following table presents a reconciliation of gross profit to transaction profit:

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Gross profit	$1,923,723	$1,465,758	$1,058,718
Gross margin	88%	88%	83%
Adjusted for: Transaction and risk losses	407,323	219,687	152,375
Transaction profit	$1,516,400	$1,246,071	$906,343
Transaction margin	69%	74%	71%

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss), adjusted for (i) depreciation and amortization expense, (ii) other income (expense), net, (iii) provision (benefit) for income taxes, (iv) stock-based compensation expense including related payroll tax, and (v) certain expenses that do not reflect our core operations and may vary significantly from period to period, including restructuring charges, impairment charges, stock-based charitable expense, and certain legal and regulatory charges, as applicable. We have also made an adjustment for one-time costs associated with ceasing the use of our third-party payment processor.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Net loss	$(1,009,936)	$(25,344)	$(203,202)
Net margin	(46)%	(2)%	(16)%
Adjusted for:
Depreciation and amortization expense	30,000	25,370	12,937
Other (income) expense, net(1)	(30,874)	(39,465)	(32,817)
Provision for income taxes	831	2,610	234
Stock-based compensation expense and related payroll tax	1,092,844	29,845	26,035
Stock-based charitable contribution expense	11,168	—	—
Certain legal and regulatory charges(2)	—	—	7,500
Third-party processor termination costs(3)	32,564	—	—
Adjusted EBITDA	$126,597	$(6,984)	$(189,313)
Adjusted EBITDA margin	6%	—%	(15)%
__________________
(1)Relates primarily to interest income, which consists of interest and dividends earned on our cash and cash equivalents and marketable securities.
(2)Relates to the CFPB Consent Order and related redress payments and the DFPI Consent Order.
(3)Consists of one-time costs incurred in connection with ceasing the use of our third-party payment processor.

Components of our Results of Operations
Revenue
Payments Revenue
We recognize payments revenue based on interchange fees generated from purchase transactions made by members using their Chime-branded debit and credit cards. Our bank partners, as issuing banks, collect the interchange fees from these transactions, and pass amounts onto us based on these fees. Our payments revenue reflects the gross amount of the interchange fee. Interchange fees are generally determined as a percentage of the underlying transaction value plus a fixed amount per transaction based upon rates set by the card networks.
To deliver payment services to members, we contract with our bank partners to provide Chime members with access to deposit products and services such as full-featured, FDIC-insured checking accounts, debit cards, and secured credit cards.

Platform-Related Revenue
We earn platform-related revenue from other products offered to our members that provide additional convenience, financial management tools, and access to liquidity. These products include MyPay, ATMs, outbound instant transfers, third-party partnerships, SpotMe, cash deposits, Instant Loans, and high-yield savings accounts.
MyPay enables members to receive money in advance of payday up to a predetermined limit for free within 24 hours, or instantly for a flat fee. We recognize the instant transfer fee net of fees paid to bank partners that are related to the product as revenue. We record on-balance sheet MyPay receivables as loans held for investment, net on the consolidated balance sheets and accrue instant transfer fee revenue for these loans using the effective interest rate method. For the off-balance sheet MyPay receivables that are retained by either of the bank partners, we recognize revenue based on the instant transfer fee, net of fees paid to bank partners, at an amount that approximates fair value.
We offer our members access to over 45,000 fee-free ATMs. Each time members withdraw money at certain ATMs that are not in our network of fee-free ATMs, we charge them a fixed ATM fee in accordance with the terms and conditions in the member agreements. As we maintain control of the integrated transaction processing services before delivery to our members, we record revenue on a gross basis.
Outbound instant transfers allow members to instantly transfer funds from their Chime account to an external account at a fixed rate. Revenue is recognized at a point in time on a gross basis when the transfer of funds is settled.
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
SpotMe is a fee-free overdraft protection product that allows enrolled members to overdraw their account up to a predetermined limit free of charge. Members may tip Chime, at their discretion, for the use of the feature once the overdraft is repaid and may rescind the tip during the specified refundable period as defined in the member agreement. We defer the recognition of revenue until the expiration of the refundable period.
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
Our Instant Loans product allows members to borrow funds that are repaid in equal installments over a set period of time. Instant loans have a fixed interest rate with no late fees or compound interest. Our bank partner is the legal lender of the Instant Loan product. We earn revenue related to Instant Loans based on the interest charged to members, net of fees paid to the bank partner, at an amount that approximates fair value.
We offer our members access to high-yield savings accounts with no minimum deposit requirements. Member savings account balances are held in interest bearing deposit accounts offered through our bank partners. Under the terms of our applicable contractual agreements with each bank partner, member deposits are either placed in the community deposit sweep program or held by our bank partners. The earned interest is passed to us which we recognize as revenue, net of the interest paid to our members. Under the terms of our applicable contractual agreements, the interest rate paid to members by Bancorp is determined by us and the interest rate paid to members by Stride is determined by agreement between us and Stride.
Cost of Revenue
Cost of revenue consists primarily of transaction processing and bank partner costs, and card and ATM network expenses, net of incentives.

Transaction Processing and Bank Partner Costs
Transaction processing and bank partner costs include expenses relating to the our third-party and internally-developed payment processors. Through November 2025, we relied on a third-party processor to perform transaction authorization, settlement, payments, adjustments, and other account-level processing, as well as to maintain member account information and provide transaction reporting. Fees paid to the third-party processor were generally based on a fixed amount per transaction, subject to volume-based discounts. In November 2025, we completed our migration to ChimeCore, our proprietary payment processor and ledger. Costs associated with ChimeCore primarily include hosting and software-related expenses. Transaction processing and bank partner costs also include amortization of internal-use software related to supporting revenue-generating platforms.
Additionally, transaction processing and bank partner costs include payments to bank partners, including fees paid for serving as our card issuing bank and for card network sponsorship. These expenses are predominantly based on a specified percentage of the Purchase Volume at each respective bank partner, in which the percentage generally decreases with scale.
Card and ATM Network Expenses, Net of Incentives
We pay card and ATM networks for providing the worldwide networks through which card payment, ATM transactions, and other money movements such as inbound and outbound transfers are authorized, processed, and settled. These fees are generally based on Purchase Volume, the total number of transactions in the period, and other money movement volume and vary by network and transaction type. As part of our overall agreements with card networks, we also have marketing and incentive arrangements that provide us with certain incentives on a periodic basis, including quarterly and annual incentives based on transaction volumes in the period, contract signing bonus, and other marketing incentives. We record these incentives as a reduction to the cost of revenue as they are earned.
Our cost of revenue will be impacted by our growth as well as our ability to drive efficiencies in transaction processing and bank partner costs, including through our transition of transaction processing to ChimeCore, as well as card and ATM costs, net of incentives. In absolute dollars, we expect that cost of revenue will fluctuate from period to period in the near term and increase in the long term. As a percentage of revenue, we expect cost of revenue will fluctuate from period to period in the near term and stabilize in the long term as we scale.
Gross Profit
Gross profit consists of our total revenue minus total cost of revenue.
Operating Expenses
Transaction and Risk Losses
Transaction and risk losses primarily consist of losses relating to liquidity products both on- and off-balance sheet, overdrawn member accounts, and transaction dispute losses.
Losses relating to our off-balance sheet receivables that are retained by bank partners and relate to MyPay, Instant Loans, and SpotMe, as well as other instances where a member’s account is overdrawn, are estimated at each period end and recognized on our consolidated balance sheets as our product obligation. This obligation is measured at fair value, using a discounted cash flow model to calculate the present value of future cash flows, estimated for the discount rate and expected loss rates based on current period data and historical trends. Changes in fair value of the product obligation related to credit exposure are recorded as transaction and risk losses for the period.
Our allowance for credit losses relating to MyPay receivables we purchase, which are reflected on our balance sheet as loans held for investment, are recorded as a provision for credit losses within transaction and risk losses.
Transaction dispute losses result from member-initiated disputes with merchants or due to processing fraudulent transactions. We estimate the provision for transaction dispute losses each period based on current period data points and historical trends related to loss rates.

Our transaction and risk losses will be impacted by the expansion of existing liquidity products and the introduction of new liquidity products offered through our platform. Following the launch of MyPay in 2024 and Instant Loans in 2025, our transaction and risk losses have increased. In absolute dollars, we expect that transaction and risk losses will fluctuate from period to period in the near term and increase in the long term. As a percentage of revenue, we expect that transaction and risk losses will fluctuate from period to period in the near term and in the long term.
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
Sales and Marketing
Sales and marketing expenses consist primarily of general marketing and promotional activities, including advertising costs associated with the production and communication of advertisements in various media outlets, referral bonuses given to prospective and existing members with certain qualifying conditions, and other promotional activities. Sales and marketing expenses also include personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in sales and marketing functions and allocated overhead.
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
Results of Operations
The following table summarizes our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Revenue	$2,186,770	$1,673,269	$1,278,455
Cost of revenue(1)	263,047	207,511	219,737
Gross profit	1,923,723	1,465,758	1,058,718
Operating expenses:
Transaction and risk losses	407,323	219,687	152,375
Member support and operations(2)	457,978	286,856	272,755
Sales and marketing(2)	635,384	519,760	443,806
Technology and development(2)	934,925	309,575	259,001
General and administrative(2)	512,113	177,229	154,945
Depreciation and amortization(1)	15,979	14,850	11,621
Total operating expenses	2,963,702	1,527,957	1,294,503
Loss from operations	(1,039,979)	(62,199)	(235,785)
Other income, net	30,874	39,465	32,817
Loss before income taxes	(1,009,105)	(22,734)	(202,968)
Provision for income taxes	831	2,610	234
Net loss	$(1,009,936)	$(25,344)	$(203,202)
Net loss per share, basic and diluted	$(4.27)	$(0.39)	$(3.22)
Weighted average number of common shares outstanding used to compute net loss per share, basic and diluted	236,270,347	64,910,056	63,104,219

__________________
(1)Total depreciation and amortization includes amounts as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization recorded in cost of revenue	$14,021	$10,520	$1,316
Depreciation and amortization recorded as operating expense	15,979	14,850	11,621
Total depreciation and amortization	$30,000	$25,370	$12,937
(2)Amounts include stock-based compensation and related payroll tax as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Member support and operations	$142,207	$3,620	$5,000
Sales and marketing	53,170	1,356	1,192
Technology and development	616,557	12,423	10,645
General and administrative	280,910	12,446	9,198
Total stock-based compensation expense and related payroll tax	$1,092,844	$29,845	$26,035
Comparison of the Years Ended December 31, 2025 and December 31, 2024
Revenue

	Year Ended December 31,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%
Payments revenue	$1,500,563	$1,276,601	$223,962	18%
Platform-related revenue	686,207	396,668	289,539	73%
Total revenue	$2,186,770	$1,673,269	$513,501	31%
Total revenue for the year ended December 31, 2025 increased by $513.5 million, or 31%, year over year, primarily driven by the growth of our total Active Members and the associated increase in Purchase Volume as well as the launch of MyPay in 2024 and outbound instant transfers in 2025.
Payments revenue
Payments revenue increased by $224.0 million, or 18%, for the year ended December 31, 2025 compared to the same period in 2024.
For the year ended December 31, 2025, this increase reflected a $146.3 million, or 16%, increase in revenue from interchange-based fees from debit card transactions and a $77.6 million, or 22%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2024. The increase in payments revenue was driven by a $18.5 billion, or 16%, increase in Purchase Volume for the year ended December 31, 2025 compared to the same period in 2024. For the years ended December 31, 2025 and 2024, interchange-based fees from debit card transactions represented 49% and 55% of revenue, with debit card transactions representing 83% and 84% of Purchase Volume. For the years ended December 31, 2025 and 2024, interchange-based fees from credit card transactions represented 20% and 21% of revenue, with credit card transactions representing 17% and 16% of Purchase Volume.
The increase in Purchase Volume was driven, in part, by a 1.5 million, or 19%, increase in Active Members as of December 31, 2025 compared to December 31, 2024. Increasing the number of Active Members on our platform helps drive Purchase Volume, which increases the interchange-based fees generated and the payments revenue that we recognize.

Platform-related revenue
Platform-related revenue for the year ended December 31, 2025 increased $289.5 million, or 73%, year over year. For the year ended December 31, 2025, the increase was primarily driven by a $212.5 million increase year over year from the full launch of MyPay in July 2024. Additionally, we recognized $38.0 million in revenue for outbound instant transfer fees, which launched in the first quarter of 2025, in the year ended December 31, 2025.
Cost of revenue

	Year Ended December 31,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%
Cost of revenue	$263,047	$207,511	$55,536	27%
Cost of revenue for the year ended December 31, 2025 increased $55.5 million, or 27%, year over year driven by a $35.8 million increase in card and ATM network expenses, net of incentives, and a $19.8 million increase in transaction processing and bank partner costs. The $35.8 million increase in card and ATM network expenses was driven by the increase in Active Members and from Active Members engaging more frequently with our products, including instant transfers.
The $19.8 million increase in transaction processing and bank partner costs was driven by the increase in Active Members and related increase in Purchase Volume. Additionally, the increase in transaction processing and bank partner costs included a $3.5 million increase in the amortization of internal-use software relating to revenue generating platforms such as ChimeCore and MyPay.
Operating expenses

	Year Ended December 31,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%
Transaction and risk losses	$407,323	$219,687	$187,636	85%
Member support and operations	457,978	286,856	171,122	60%
Sales and marketing	635,384	519,760	115,624	22%
Technology and development	934,925	309,575	625,350	202%
General and administrative	512,113	177,229	334,884	189%
Depreciation and amortization	15,979	14,850	1,129	8%
Total operating expenses	$2,963,702	$1,527,957	$1,435,745	94%
Operating expenses increased by $1,435.7 million, or 94%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 driven by the following changes:
Transaction and risk losses
Transaction and risk losses for the year ended December 31, 2025 increased by $187.6 million, or 85%, year over year, driven by the full launch of MyPay in July 2024, which accounted for $121.5 million of the increase, and an increase of $29.3 million in losses related to SpotMe and other member negative balances due to higher SpotMe volume and isolated fraud incidents in 2025, when compared to the same periods in 2024. Additionally, we fully launched our Instant Loans product in March 2025, which contributed $24.7 million in transaction and risk losses.
Member support and operations
Member support and operations expenses for the year ended December 31, 2025 increased by $171.1 million, or 60%, year over year driven by an increase in stock-based compensation and related payroll tax of $138.6 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025. Additionally, there was an increase of $11.6 million in the year ended December 31, 2025 due to physical card production and fulfillment costs due to the increased volume of cards issued.

Sales and marketing
Sales and marketing for the year ended December 31, 2025 increased by $115.6 million, or 22%, year over year driven by an increase in stock-based compensation and related payroll tax of $51.8 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO. Additionally, there was an increase of $51.4 million in marketing and promotional activities in the year ended December 31, 2025 compared to the prior year.
Technology and development
Technology and development expenses for the year ended December 31, 2025 increased by $625.4 million, or 202%, year over year primarily driven by an increase in stock-based compensation and related payroll tax of $604.1 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025.
General and administrative
General and administrative expenses for the year ended December 31, 2025 increased by $334.9 million, or 189%, year over year, primarily driven by an increase in stock-based compensation and related payroll tax of $268.5 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025. General and administrative expenses also includes $32.6 million in one-time termination costs related to ceasing the use of our third-party processor. Additionally, we recognized $11.2 million of stock-based charitable contribution for Chime Scholars Foundation in the year ended December 31, 2025.
Other income, net

	Year Ended December 31,		Change	Change
(in thousands, except percentages)	2025	2024	($)	%
Other income, net	$30,874	$39,465	$(8,591)	(22)%
Other income, net for the year ended December 31, 2025 decreased by $8.6 million, or 22%, year over year, primarily attributable to a decrease of $4.0 million in interest income due to reduced yields on corporate cash and cash equivalents and marketable securities and an increase of $1.3 million in letter of credit fees and unused commitment fees related to the revolving credit agreement entered into in March 2025.
Comparison of the Years Ended December 31, 2024 and December 31, 2023
A discussion of our results for fiscal year 2024 compared to fiscal year 2023 can be found in our IPO prospectus, filed with the SEC on June 12, 2025, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Comparison of the Years Ended December 31, 2023 and 2024."
Liquidity and Capital Resources
Sources and Uses of Funds
Since inception, prior to our IPO, we have financed our operations primarily through the net proceeds we have received from the issuances of preferred stock and our revenue. As of December 31, 2025, our principal sources of liquidity were our cash and cash equivalents of $466.3 million and investments in marketable securities of $587.8 million. On June 13, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $770.6 million after deducting underwriting discounts, commissions and offering expenses payable by us.
As of December 31, 2025, we had $443.6 million in borrowing capacity under our revolving credit facility. Refer to Note 12 - Indebtedness within the notes to our consolidated financial statements in this Annual Report for further information.

Our bank partners also retain accounts and receivables related to Chime-branded credit and liquidity products on their balance sheet, and pursuant to the Bancorp MSA, Bancorp committed to retain certain receivables on its balance sheet in an amount, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Based on Bancorp’s tier 1 capital as of December 31, 2025, the amount of this commitment would have been approximately $1.7 billion (with such amount in connection with liquidity products excluding Credit Builder not to exceed approximately $1.1 billion. Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp.
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
We believe that our current available cash and cash equivalents and investments in marketable securities will be sufficient to meet our working capital needs for at least the next twelve months. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our growth, our ability to attract and retain Active Members, the timing and extent of spending to support our efforts to develop our platform, the growth of liquidity products, including MyPay, Instant Loans, and SpotMe, the expansion of sales and marketing activities, potential merger and acquisition activity, and other strategic initiatives.
Cash Flows
The following table shows the generation and use of cash for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows provided by (used in):
Operating activities	$52,780	$64,140	$(156,594)
Investing activities	$(289,688)	$45,659	$167,012
Financing activities	$367,668	$456	$842
Cash Flows from Operating Activities
Cash provided by operating activities was $52.8 million for the twelve months ended December 31, 2025, compared to $64.1 million in the twelve months ended December 31, 2024. The decrease of $11.4 million in cash provided by operating activities consists of a $984.6 million increase in net loss, a decrease of $130.1 million in changes in working capital, offset by an increase of $1,103.3 million in non-cash adjustments.
The decrease of $130.1 million in changes in working capital for the twelve months ended December 31, 2025 compared to the prior year was driven by upfront incentives received from card networks in the first quarter of 2024, an increase in product collateral, increases in realized transaction dispute losses, and the timing of vendor invoices.
The increase of $1,103.3 million in non-cash adjustments for the twelve months ended December 31, 2025 compared to the prior year was primarily driven by a $1,041.1 million increase in stock-based compensation expense as the liquidity-based vesting condition for certain equity awards was met in connection with our IPO in the second quarter of 2025. Additionally, there was a $44.1 million increase in provision for credit losses for the twelve months ended December 31, 2025 compared to the same period in 2024 driven by the launch of MyPay in July 2024.
Cash Flows from Investing Activities
Cash used by investing activities was $289.7 million for the twelve months ended December 31, 2025, primarily due to $4,940.1 million in purchases of loans held for investment and $735.0 million in purchases of marketable securities, offset by $4,892.9 million in repayments of loans held for investment, $264.7 million in proceeds from maturities of marketable securities and $256.5 million from sales of marketable securities.
Cash provided by investing activities was $45.7 million for the twelve months ended December 31, 2024, primarily due to $1,729.5 million in repayments of loans held for investment, $508.3 million in proceeds from maturities of marketable securities, $193.2 million in proceeds from sales of marketable securities, offset by $1,859.9 million in purchases of loans held for investment, $497.6 million in purchases of marketable securities, $13.3 million related to a business acquisition, and $9.7 million in capitalization of internal-use software.
Cash Flows from Financing Activities
For the twelve months ended December 31, 2025, cash provided by financing activities was $367.7 million, primarily due to $770.6 million from the issuance of common stock in connection with our IPO, net of offering costs paid, partially offset by taxes paid related to the net share settlement of restricted stock units of $349.4 million.
For the twelve months ended December 31, 2024, cash provided by financing activities was $456.0 thousand, consisting of $1.4 million in proceeds from exercise of stock options, nearly entirely offset by repurchases of common stock.
Dilution
We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, outstanding restricted stock units, outstanding PSUs, shares reserved for charitable donations and warrants to purchase common stock.
As of December 31, 2025, our fully diluted share count was as follows:

Class A and B common stock issued and outstanding	379,933,372
Stock options outstanding	25,680,942
Service-based RSUs outstanding	20,874,834
PSUs outstanding	8,269,297
Shares reserved for charitable donations	2,889,173
Total fully diluted share count	437,647,618
For further information see Note 13, “Redeemable Convertible Preferred Stock, Common Stock, and Stockholders’ Equity (Deficit)" and Note 15, “Net Loss Per Share” included in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements”.

Commitments
Leases
As of December 31, 2025, we had future minimum operating lease payments under non-cancelable leases of $172.6 million related to leases we have recognized on our consolidated balance sheet which are due over a weighted average period of 8.3 years. Of the non-cancelable lease payments, $15.7 million is payable in the next 12 months. For additional discussion on our operating leases, see Note 18 – Commitments and Contingencies within the notes to our consolidated financial statements.
Purchase Commitments
Our non-cancellable purchase commitments are primarily related to our cloud infrastructure services. As of December 31, 2025, we had non-cancellable purchase obligations of $218.8 million, of which $108.9 million is due in the next 12 months. Additionally, in January 2026, we entered into a binding letter of intent committing us to spend $45.0 million under a commercial agreement over the next five years.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.
We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.
Revenue Recognition
The application of accounting principles under GAAP related to the recognition and measurement of revenue requires us to make judgments and estimates. When dealing with customer arrangements involving third parties, significant judgment is needed to determine whether we act as the principal, reporting revenue on a gross basis, or as the agent, reporting revenue on a net basis. As part of this assessment, we evaluate whether we obtain control of the specified goods or services before transferring them to the customer. Any changes in these judgments and estimates could impact the amount of revenue recognized.
Product Obligation
Our product obligation represents expected remaining future cash flows at period end relating to our off-balance sheet receivables from MyPay, Instant Loans, SpotMe, as well as other instances where a member’s account is overdrawn, and is payable to our bank partners. This obligation is accounted for as a derivative, initially measured at fair value and subsequently marked-to-market at each reporting period. Since there are no readily observable inputs, product obligation is classified as a Level 3 liability in the fair value hierarchy. Estimating its fair value requires significant judgment and involves use of unobservable inputs, such as the discount rate and expected loss rate. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies and Note 4 – Fair Value Measurement within the notes to our consolidated financial statements.
Accrued Transaction Dispute Losses
We establish an accrual for estimated losses due to transaction disputes, which represent a potential loss due to member-initiated transaction disputes or due to processing a fraudulent transaction. The accrual is estimated based on available data as of the reporting date, including expected disputes on processed transactions, and historical loss rates. Additions to the accrual are reflected in transaction and risk losses in the consolidated statements of operations while realized losses are offset against the accrual. The accrual for estimated transaction dispute losses is included within accrued and other current liabilities in the consolidated balance sheets. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies and Note 11 – Significant Balance Sheet Components within the notes to our consolidated financial statements.
Allowance for Expected Credit Losses
The amount of the allowance for expected credit losses represents management’s estimate of expected credit losses over the remaining expected life of our financial assets measured at amortized cost considering available information from internal and external sources. The allowance for expected credit losses is primarily related to expected losses on our loans held for investment.
The allowance for expected credit losses on loans held for investment reflects our estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of lifetime expected credit losses inherent in the loans held for investment as of the reporting date. We measure the allowance for expected credit losses based on a discounted cash flow method, which estimates future cash flows using the roll rate method. The primary area of judgment is the expected loss rates, including how indicative historical losses are of future losses.
Business Combinations
We allocate the fair value of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to the cost and time associated with recreating acquired technology, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results might differ from estimates.
Stock-based Compensation
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
Market-based PSUs
We granted restricted stock units with a service condition, a liquidity condition, and a stock price hurdle market-based vesting condition. The awards are measured at fair value on the date of grant using a Monte Carlo valuation model which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected Company valuation amounts. We record stock-based compensation expense for such awards using the accelerated attribution method over the requisite service period. We determine the requisite service period by comparing the derived service period to achieve the market-based vesting condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period. Upon consummation of the IPO, we recorded cumulative stock-based compensation expense for the portion of the requisite service period satisfied as of the IPO date.

Common Stock Valuations
Prior to our IPO, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock. These factors included:
•observed secondary sales of common and redeemable convertible preferred stock;
•evaluation of our principal market;
•contemporaneous valuations performed at periodic intervals by unrelated third-party specialists;
•rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•our actual operating and financial performance;
•likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company given prevailing market conditions and the nature and history of its business;
•market multiples of comparable companies in its industry;
•our stage of development;
•industry information such as market size and growth;
•illiquidity of stock-based awards involving securities in a private company; and
•macroeconomic conditions.
In estimating the value of our common stock, we evaluated any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
Historically, we have also used both the income and the market approach valuation methods to determine the enterprise value of our business. The income approach estimates fair value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on the venture capital rates of return and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates fair value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.
In allocating the enterprise value of our business among the various classes of stock prior, we primarily used the option pricing method (“OPM”) and to a lesser extent, the probability-weighted expected return method (“PWERM”). The OPM models each class of stock as a call option with a unique claim on our assets. The PWERM estimates the fair value of common stock based on an analysis of future values for the enterprise.
After the allocation to the various classes of stock, a discount for lack of marketability (“DLOM”), is applied to arrive at a fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges.
Application of these approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Subsequent to our IPO, the fair value of the our common stock is based on the closing price of our Class A common stock on the grant date, so these valuation approaches are no longer necessary.
Recent Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies within the notes to our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to different risks arising from our activities. We have operations both within the United States and Canada, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Sensitivity
Our cash and cash equivalents, and marketable debt securities as of December 31, 2025, were held primarily in cash deposits, money market funds, and U.S. government and agency securities. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHIME FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Chime Financial, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chime Financial, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Transaction Dispute Losses
Description of the Matter
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company accrues for transaction dispute losses related to member-initiated transaction disputes or due to processing a fraudulent transaction. The accrual is estimated based on available data as of the reporting date, including expected disputes on processed transactions and historical loss rates. The Company accrued transaction dispute losses of $10.5 million as of December 31, 2025, which is included within accrued and other current liabilities in the consolidated balance sheet. For the year ended December 31, 2025, the Company recorded transaction dispute losses of $63.6 million, which is included in transaction losses in the consolidated statement of operations.

Auditing accrued transaction dispute losses was challenging due to the volume of data sets from a number of systems that are aggregated by the Company to determine historical loss rates and estimate the accrued transaction dispute losses.

How We Addressed the Matter in Our Audit
To test the Company’s accrued transaction dispute losses, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying transaction dispute data used by the Company to record transaction dispute losses. To evaluate the completeness of the data used in the Company's calculation of accrued transaction dispute losses, we traced the total transactions processed by the Company included in the transaction dispute loss estimate directly to third party data, as well as confirmed the amounts paid to members as transaction dispute losses with third party financial institutions. We traced a sample of disputed transactions to the originating payment transaction in member accounts to assess the timing of when the disputed transaction occurred, when the disputed transaction was settled and the amount of the transaction dispute loss, if any. We reperformed the computation of historical loss rates using the underlying transaction dispute data and recalculated the accrued transaction dispute losses based on the application of the historical loss rates. We also evaluated subsequent events, which included assessing realized transaction dispute losses subsequent to year-end, to evaluate the Company’s estimate of the accrued transaction dispute losses as of the balance sheet date.

Accounting for revenue contracts
Description of the Matter
For the year ended December 31, 2025, the Company’s revenue was $2,186.8 million. As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company earns payments revenue in exchange for providing payment services for its members and platform-related revenue from other products offered to its members that provide additional convenience, financial management tools, and access to liquidity.

Auditing the Company’s revenue recognition related to products and services offered to its members was challenging due to complex terms and conditions in the Company’s contracts with its members and bank partners that require the Company to exercise judgment in determining how the contract terms and conditions affect the recognition and presentation of revenue.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for revenue, we performed audit procedures that included, among others, obtaining and inspecting a sample of new and modified contracts during the current period, evaluating management’s identification of significant contract terms and conditions, assessment of the applicable accounting standards, and determination of distinct performance obligations, as applicable, and assessing the resulting recognition and presentation of revenue.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
March 5, 2026

CHIME FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$466,252	$337,697
Restricted cash	14,508	12,303
Marketable securities	587,828	368,889
Product collateral	251,204	181,723
Accounts receivable, net	257,884	216,161
Loans held for investment, net	71,581	99,799
Prepaid expenses and other current assets	106,753	70,464
Total current assets	1,756,010	1,287,036
Property, equipment and software, net	94,320	92,700
Operating lease right of use assets, net	83,429	49,332
Other assets	30,846	31,969
Total assets	$1,964,605	$1,461,037
Liabilities, redeemable convertible preferred stock, and stockholders❜ equity (deficit)
Current liabilities:
Accounts payable	$38,680	$35,846
Accrued and other current liabilities	201,862	224,594
Product obligation	147,382	114,377
Total current liabilities	387,924	374,817
Operating lease liabilities, net of current portion	123,284	80,590
Other non-current liabilities	51,691	46,109
Total liabilities	562,899	501,516
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock, $0.0001 par value: No shares authorized, issued, and outstanding as of December 31, 2025. 258,613,394 shares authorized and 258,464,156 shares issued and outstanding with a liquidation preference of $2,894,515 as of December 31, 2024.	—	2,890,121
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025. No shares authorized, issued, and outstanding as of December 31, 2024.	—	—
Common stock, $0.0001 par value: No shares authorized, issued, and outstanding as of December 31, 2025. 416,094,141 shares authorized, 66,950,736 shares issued and outstanding as of December 31, 2024.	—	2
Class A common stock, $0.0001 par value: 5,000,000,000 shares authorized, 347,751,083 shares issued and outstanding as of December 31, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	28	—
Class B common stock, $0.0001 par value: 65,000,000 shares authorized, 32,182,289 shares issued and outstanding as of December 31, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	3	—
Class C common stock, $0.0001 par value: 500,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025. No shares authorized, issued and outstanding as of December 31, 2024.	—	—
Additional paid-in capital	4,775,607	433,363
Accumulated other comprehensive income	172	203
Accumulated deficit	(3,374,104)	(2,364,168)
Total stockholders’ equity (deficit)	1,401,706	(1,930,600)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,964,605	$1,461,037
The accompanying notes are an integral part of these consolidated financial statements.

CHIME FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,186,770	$1,673,269	$1,278,455
Cost of revenue	263,047	207,511	219,737
Gross profit	1,923,723	1,465,758	1,058,718
Operating expenses:
Transaction and risk losses	407,323	219,687	152,375
Member support and operations	457,978	286,856	272,755
Sales and marketing	635,384	519,760	443,806
Technology and development	934,925	309,575	259,001
General and administrative	512,113	177,229	154,945
Depreciation and amortization	15,979	14,850	11,621
Total operating expenses	2,963,702	1,527,957	1,294,503
Loss from operations	(1,039,979)	(62,199)	(235,785)
Other income, net	30,874	39,465	32,817
Loss before income taxes	(1,009,105)	(22,734)	(202,968)
Provision for income taxes	831	2,610	234
Net loss	$(1,009,936)	$(25,344)	$(203,202)
Net loss per share, basic and diluted	$(4.27)	$(0.39)	$(3.22)
Weighted average number of common shares outstanding used to compute net loss per share, basic and diluted	236,270,347	64,910,056	63,104,219
The accompanying notes are an integral part of these consolidated financial statements.

CHIME FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(1,009,936)	$(25,344)	$(203,202)
Other comprehensive income (loss):
Net unrealized gain on marketable securities, net of tax	377	57	7,407
Foreign currency translation adjustments	(408)	(574)	139
Total comprehensive loss	$(1,009,967)	$(25,861)	$(195,656)
The accompanying notes are an integral part of these consolidated financial statements.

CHIME FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	258,464,156	$2,890,121	62,765,284	$1	$353,369	$(2,135,622)	$(6,826)	$(1,789,078)
Net loss	—	—	—	—	—	(203,202)	—	(203,202)
Issuance of common stock upon exercise of stock options	—	—	1,632,901	—	1,733	—	—	1,733
Vesting of early-exercised stock options	—	—	—	1	3,187	—	—	3,188
Repurchases of common stock	—	—	(3,200)	—	(55)	—	—	(55)
Stock-based compensation	—	—	—	—	26,255	—	—	26,255
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	7,546	7,546
Balance as of December 31, 2023	258,464,156	$2,890,121	64,394,985	$2	$384,489	$(2,338,824)	$720	$(1,953,613)
Net loss	—	—	—	—	—	(25,344)	—	(25,344)
Issuance of common stock upon exercise of stock options	—	—	952,866	—	1,406	—	—	1,406
Issuance of common stock and restricted common stock in connection with the acquisition	—	—	1,645,775	—	18,506	—	—	18,506
Repurchases of common stock	—	—	(42,890)	—	(853)	—	—	(853)
Stock-based compensation	—	—	—	—	29,815	—	—	29,815
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(517)	(517)
Balance as of December 31, 2024	258,464,156	$2,890,121	66,950,736	$2	$433,363	$(2,364,168)	$203	$(1,930,600)
Net loss	—	—	—	—	—	(1,009,936)	—	(1,009,936)
Issuance of common stock upon exercise of stock options	—	—	9,243,830		25,158	—	—	25,158
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	30,700,765	3	770,585	—	—	770,588
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(258,464,156)	(2,890,121)	258,667,796	26	2,890,095	—	—	2,890,121
Issuance of common stock upon exercise of warrants	—	—	785,350	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	17,067,441	—	(349,406)	—	—	(349,406)
Forfeiture of restricted stock	—	—	(64,867)	—	—	—	—	—
Repurchases of common stock	—	—	(3,738,698)	—	(77,538)	—	—	(77,538)
Stock-based charitable contribution	—	—	321,019	—	11,168	—	—	11,168
Stock-based compensation	—	—	—	—	1,072,182	—	—	1,072,182
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(31)	(31)
Balance as of December 31, 2025	—	$—	379,933,372	$31	$4,775,607	$(3,374,104)	$172	$1,401,706

__________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 2 for more information.
The accompanying notes are an integral part of these consolidated financial statements.

CHIME FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(1,009,936)	$(25,344)	(203,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,000	25,370	12,937
Non-cash lease expense	7,212	5,533	5,448
Stock-based compensation	1,070,898	29,845	26,035
Stock-based charitable contribution	11,168	—	—
Provision for transaction dispute losses	63,561	50,614	67,379
Change in fair value of product obligation	41,754	59,354	84,996
Provision for credit losses	77,664	33,531	—
Impairment related to real estate assets and internal-use software	—	1,901	—
Amortization of premium on marketable securities	(5,130)	(12,531)	(14,762)
Other	(94)	97	1,302
Changes in operating assets and liabilities:
Product collateral	(69,481)	(43,019)	(11,798)
Accounts receivable, net	(42,957)	(40,307)	(53,344)
Prepaid expenses and other assets	(23,624)	(24,115)	12,198
Accounts payable	2,834	13,703	1,353
Accrued and other liabilities	(77,432)	33,552	(11,301)
Operating lease liabilities	(14,908)	(10,467)	2,439
Settlements of the product obligation	(8,749)	(33,577)	(76,274)
Cash flows (used in) provided by operating activities	52,780	64,140	(156,594)
Investing activities:
Purchase of marketable securities	(734,960)	(497,578)	(610,669)
Proceeds from sales of marketable securities	256,514	193,201	—
Proceeds from maturities of marketable securities	264,700	508,288	805,496
Purchases of loans held for investment	(4,940,099)	(1,859,943)	—
Repayments of loans held for investment	4,892,877	1,729,496	—
Purchase of property, equipment and software	(19,887)	(4,812)	(10,501)
Capitalization of internal-use software	(8,833)	(9,657)	(17,314)
Acquisition of business, net of cash acquired	—	(13,336)	—
Cash flows (used in) provided by investing activities	(289,688)	45,659	167,012
Financing activities:
Payment of debt issuance costs related to credit facilities	(1,134)	—	(830)
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts and offering costs paid	770,588	—	—
Taxes paid related to net share settlement of restricted stock units	(349,406)	—	—
Proceeds from exercise of stock options	25,158	1,406	1,733
Repurchases of common stock	(77,538)	(950)	(61)
Cash flows provided by financing activities	367,668	456	842
Net increase in cash and cash equivalents and restricted cash	130,760	110,255	11,260
Cash, cash equivalents, and restricted cash, beginning of period	350,000	239,745	228,485
Cash, cash equivalents, and restricted cash, end of period	$480,760	$350,000	$239,745
Cash and cash equivalents, end of the period	$466,252	$337,697	$239,745
Restricted cash, end of the period	14,508	12,303	—
Cash, cash equivalents, and restricted cash, end of the period	$480,760	$350,000	$239,745

CHIME FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplementary cash flow disclosure:
Cash paid for interest	$330	$467	$54
Cash paid for income taxes, net of refunds received	$1,126	$2,178	$275
Supplemental disclosures of noncash investing and financing activities:
Vesting of early exercised stock options	$—	$—	$3,187
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$14,815	$—	$—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$2,890,121	$—	$—
Purchases of property, equipment and software in accounts payable	$—	$—	$98
Right-of-use assets obtained in exchange for lease obligations	$53,237	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The reporting currency of the Company is the U.S. Dollar.
Segment Reporting
The Company operates as a single operating segment and therefore, one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating the Company’s financial performance. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss as reported on the consolidated statements of operations as consolidated net income (loss). Revenue from external customers and significant segment expenses are presented in the Company's consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. All long-lived assets are located in the United States, and all revenue is generated in the United States.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions relating to reported amounts of assets, liabilities, revenues, and expenses. Significant estimates and assumptions include but are not limited to accrued transaction dispute losses, fair value of the product obligation, the allowance for expected credit losses, valuation of income taxes, the capitalization and estimated useful life of internal-use software, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, and the fair value of equity awards and stock-based compensation. These estimates are inherently subject to judgment. Actual results could differ from these estimates, and such differences may be material to the consolidated financial statements.
Significant Accounting Policies
Revenue Recognition
Payments Revenue
The Company earns payments revenue in exchange for providing payment services for its members. Payments revenue is based on interchange fees generated from purchase transactions made by members using their Chime-branded debit and credit cards. The Company’s payments revenue reflects the gross amount of the interchange fees, which are generally determined as a percentage of the underlying transaction value plus a fixed amount per transaction based upon rates set by the card networks. Payments revenue is recognized net of refunds, which arise when members make returns to merchants.
To deliver payment services to members, the Company contracts with its bank partners to provide members with FDIC-insured checking accounts and provide card network sponsorship, as well as to oversee compliance with bank regulations and card networks for transaction routing, reporting and settlement services.
The Company is the principal in providing the payment services under the Company’s contracts with its members. In collaboration with its bank partners and the card networks, the Company’s primary performance obligation in payment services is to connect members to financial institutions and merchants by enabling, authorizing, and settling each payment. Payments revenue is recognized at the point in time when the Company’s single performance obligation is satisfied, upon the authorization and settlement of the members’ payment transactions as each transaction occurs. The Company maintains control of the integrated transaction processing services before delivery to its members and records revenue on a gross basis on the consolidated statement of operations. Payments revenue is collected by and remitted to the Company through each bank partner and is generally collected monthly in arrears.
Platform-related Revenue
The Company earns platform-related revenue from other products offered to its members that provide additional convenience, financial management tools, and access to liquidity. These products include MyPay, ATMs, outbound instant transfers, third-party partnerships, SpotMe, cash deposits, Instant Loans, and high-yield savings accounts.
Chime offers MyPay to its members, which enables them to receive money in advance of payday up to a predetermined limit for free within 24 hours, or instantly for a flat fee. The Company recognizes the instant transfer fee net of fees paid to bank partners that are related to the product as revenue. Under agreements between the Company and its two bank partners, the bank partners are the legal lenders of the MyPay product. One of the Company’s bank partners has a contractual option to sell individual MyPay receivables to the Company once such receivables have aged two days beyond their origination date. The Company records these receivables purchased as loans held for investment, net on the consolidated balance sheets and accrues instant transfer fee revenue for these loans using the effective interest rate method. For the off-balance sheet MyPay receivables that are retained by either of the bank partners, the Company recognizes revenue based on the instant transfer fee, net of fees paid to bank partners, at an amount that approximates fair value.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company offers its members access to fee-free ATMs. Each time members withdraw money at certain ATMs that are not in the Company’s network of fee-free ATMs, the Company charges a fixed ATM fee in accordance with the terms and conditions in the member agreements. In collaboration with its bank partners and the card networks, the Company’s primary performance obligation in ATM transaction services is to connect members to financial institutions by enabling, authorizing, and settling each ATM transaction. ATM revenue is recognized at the point in time when its single performance obligation is satisfied, upon the authorization and settlement of the members’ ATM transactions as each transaction occurs. The Company maintains control of the integrated transaction processing services before delivery to its members and records revenue on a gross basis on the consolidated statement of operations. ATM revenue is collected by and remitted to the Company through each bank partner and is generally collected monthly in arrears.
The Company provides members the ability to instantly transfer funds from their Chime account to an external account at a fixed rate. The Company is the principal in these arrangements, as it controls the transfer service until it is provided to the member. In partnership with its bank partners, card networks, and processors, the Company's single performance obligation is to authorize and make funds instantly available in the member's external designated account, and settlement of funds. Revenue is recognized at a point in time on a gross basis when the transfer of funds is completed. Fees are remitted to the Company through its bank partners, generally collected monthly in arrears.
The Company also generates revenue from third-party partnership agreements through products such as Insurify, Experian Boost, and its Offers Marketplace, where the Company receives payment from partners that offer products and services to members on the Chime app for connecting members with the partners. Revenue is recognized at a point in time when the Company’s performance obligation is satisfied.
The Company offers members access to SpotMe, a fee-free overdraft protection product, which allows enrolled members to overdraw their accounts up to a predetermined limit free of charge. Members may tip Chime, at their discretion, for the use of the feature once the overdraft is repaid and may rescind the tip during the specified refundable period as defined in the member agreement. The Company defers the recognition of revenue until the expiration of the refundable period.
Members can deposit cash into their accounts for free at certain retail locations, or for a fee at other retail locations. Through contracts with third-party cash deposit networks, the Company earns revenue upon each qualifying cash deposit outside its free network at a rate that varies depending on the cash deposit network and retailer. The Company does not have the primary responsibility for fulfilling its members’ cash deposit requests and the Company recognizes revenue net of fees paid to its third-party cash deposit networks upon settlement of the cash deposit in the members’ accounts.
Chime also offers its members access to Instant Loans, which allows members to borrow funds that are repaid in equal installments over a set period of time. Instant Loans have a fixed interest rate with no late fees or compound interest. The Company’s bank partner is the legal lender of the Instant Loan product. The Company earns revenue related to Instant Loans based on the interest expected to be collected from members, net of fees paid to the bank partner, at an amount that approximates fair value.
The Company offers its members access to high-yield savings accounts with no minimum deposit requirements. Member savings account balances are held in interest-bearing deposit accounts offered through the Company’s bank partners. Under the terms of the Company’s applicable contractual agreements with each bank partner, member deposits are either placed in the community deposit sweep program or held by the Company’s bank partners. The earned interest is passed to the Company which it recognizes as revenue net of the interest paid to its members, which is considered consideration payable to the member. The Company’s single performance obligation to its members, which is satisfied daily, is to offer access to the high-yield savings account to members, which provides interest on the deposited funds.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Cost of Revenue
Cost of revenue consists primarily of transaction processing and bank partner costs, and card and ATM network expenses, net of incentives.
Transaction processing and bank partner costs
Transaction processing and bank partner costs include expenses relating to the Company’s third-party and internally-developed payment processors. Through November 2025, the Company engaged a third-party processor to perform transaction authorization, settlement, payments, adjustments, and other account-level processing, as well as to maintain member account information and provide transaction reporting. Fees paid to the third-party processor were generally based on a fixed amount per transaction, subject to volume-based discounts. In November 2025, the Company completed its migration to ChimeCore, its proprietary payment processor and ledger. Costs associated with ChimeCore primarily include hosting and software-related expenses. Transaction processing and bank partner costs also include amortization of internal-use software related to supporting revenue-generating platforms.
Additionally, transaction processing and bank partner costs include fees paid to bank partners for serving as the Company’s card issuing bank and for card network sponsorship. These costs are predominantly based on a specified percentage of the dollar volume of member purchase transactions using Chime-branded debit or credit cards at each respective bank partner, in which the percentage generally decreases with scale.
Card and ATM network expenses, net of incentives
The Company pays card and ATM networks for providing the worldwide networks through which card payment, ATM transactions, and other money movements such as inbound and outbound transfers are authorized, processed, and settled. These fees are generally based on the dollar volume of member purchase transactions, the total number of transactions in the period, and other money movement volume and vary by network and transaction type.
The Company also has marketing and incentive arrangements with card networks that provide it with certain incentives on a periodic basis, including quarterly and annual incentives based on transaction volumes in the period, contract signing bonus, and other marketing incentives. The Company records these incentives as a reduction to the cost of revenue as they are earned.
Operating Expenses
Operating expenses are recognized as incurred, as follows:
Transaction and risk losses
Transaction and risk losses consist of losses relating to credit obligations for outstanding receivables from members, both on- and off-balance sheet, and transaction dispute losses.
The Company’s credit obligations for off-balance sheet receivables that are retained by bank partners and relate to MyPay, Instant Loans, SpotMe, as well as other instances where a member’s account is overdrawn, are estimated at each period end and recognized on the consolidated balance sheets as product obligation. This obligation is measured at fair value, using a discounted cash flow model to calculate the present value of future cash flows based on current period data and historical trends.
The Company’s allowance for credit losses on MyPay receivables purchased by the Company, which are on the Company’s consolidated balance sheet as loans held for investment, are recorded as a provision for credit losses within transaction and risk losses.
Transaction and risk losses also includes transaction dispute losses, which result from member-initiated disputes with a merchant or due to processing fraudulent transactions. The Company estimates the provision for transaction dispute losses each period based on current period data points and historical trends related to loss rates.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Member support and operations
Member support and operations expenses include the costs of the third-party vendors the Company uses for certain member support and loss prevention services, the costs of physical debit and credit card issuance, software to help manage member interactions, and member onboarding and account verification expenses. Member support and operations also includes personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in member support, risk, and operations functions, and allocated overhead.
Sales and marketing
Sales and marketing expenses consist primarily of general marketing and promotional activities, including advertising costs associated with the production and communication of advertisements in various media outlets for direct response and brand marketing, referral bonuses, and other promotional activities. Sales and marketing expenses also include personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in marketing functions and allocated overhead.
The Company offers cash bonuses to prospective and existing members through its referral program and other promotional activities. Bonuses paid to prospective members are one-time promotional payments intended to support new member acquisition and initial account activation. These bonuses are recorded as sales and marketing expense when these individuals do not meet the definition of a customer.
When the bonus is paid to existing members in exchange for a distinct service, such as referring a new member, and the amount paid reflects the fair value of that service, the bonus is recorded as sales and marketing expense. Bonuses paid to prospective and existing members that do not meet these criteria are accounted for as consideration payable to a customer and recorded as a reduction of revenue.
Advertising costs are expensed as incurred and were $509.8 million, $456.6 million, and $394.7 million for the years ended December 31, 2025, 2024, and 2023.
Technology and development
Technology and development expenses primarily consist of personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in the engineering, product management, data science, and design functions, and allocated overhead, as well as costs for cloud infrastructure, and other costs to support and improve the Company’s platform.
General and administrative
General and administrative expenses primarily consist of personnel-related expenses, including salaries, employee benefit costs, and stock-based compensation for employees engaged in the security, legal, compliance, human resources, and finance functions, and allocated overhead. General and administrative also includes professional services fees, business software, and legal and regulatory settlements. For the year ended December 31, 2025, general and administrative expenses also included $32.6 million in one-time termination costs related to the contract termination with the Company’s third-party processor.
Stock-Based Compensation
The Company measures compensation expense for all stock-based payment awards granted to employees, and nonemployee service providers, based on the estimated fair value of the awards on the date of grant. Forfeitures are accounted for as they occur. Stock-based compensation expense is allocated to operating expenses on the consolidated statements of operations based on where the associated employee’s compensation is recorded.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Fair Value of Common Stock
Prior to the Company’s IPO, the Company’s Board of Directors determined the fair value of our common stock at each grant date. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock including: contemporaneous third-party valuations of the Company’s common stock, observed sales of common and redeemable convertible preferred stock, evaluation of the Company’s principal market, the Company’s actual operating and financial performance, the valuation of comparable companies, the lack of marketability, and general and industry specific economic outlook, amongst other factors.
Subsequent to the Company’s IPO, the fair value of the Company’s common stock is based on the closing price of the Company’s Class A common stock on the grant date.
Stock Options
The Company measures compensation cost for stock options at fair value on grant date and recognizes compensation cost over the requisite service period. For awards with only service-based vesting conditions, the Company records compensation cost for these awards using the straight-line method. For awards with performance-based vesting conditions, the Company recognizes compensation cost on a tranche-by-tranche basis (the accelerated attribution method), based on the probability of achieving the performance criteria.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock option awards. The Black-Scholes option-pricing model incorporates various assumptions in estimating the fair value of stock-based awards. In addition to the fair value of common stock, these variables include:
Expected Term
The Company uses the simplified method to determine the expected term of the stock options. The expected term of the options is based on the average period the stock options are expected to remain outstanding calculated as the midpoint of the options vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop expectations about future exercise patterns and post-vesting termination behavior.
Expected Volatility
As the Company does not have sufficient trading history for its common stock, the Company estimates the volatility based on the expected volatility of publicly traded industry peers.
Risk-Free Interest Rate
The Company uses the weighted average, risk-free rate based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant at the date closest to the option grant date.
Expected Dividends
The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future, and therefore, uses an expected dividend yield of zero.
As part of the fair value process, the Company assesses the impact of material nonpublic information on the Company’s share price or expected volatility, as applicable, at the time of grant.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
RSUs
The Company measures RSUs based on the fair value of the underlying common stock on the date of grant.
RSUs granted prior to the Company’s IPO vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards is generally satisfied over four years. Upon consummation of the IPO, the Company recorded cumulative stock-based compensation expense using the accelerated attribution method for those RSUs for which the service condition had been satisfied prior to the occurrence of the liquidity event. The Company will record the remaining unrecognized stock-based compensation expense over the remainder of the requisite service period.
RSUs granted on or after the Company’s IPO vest upon the satisfaction of a service condition. The service condition for these awards is generally satisfied over four years and the grant date fair value of these RSUs will be recorded as stock-based compensation on a straight-line basis expense over the requisite service period.
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
RSAs
The Company granted service-based and performance-based RSAs to certain continuing employees in connection with the Acquisition. RSAs are measured at fair value of the underlying common stock on the date of grant. For awards with only service-based vesting conditions, which is generally satisfied over 14 quarters, the Company records compensation cost for these awards using the straight-line method over the requisite service period. Awards with performance-based vesting conditions vest upon the achievement of designated operational metrics and continued employment at the time when the performance condition is achieved. The Company recognizes compensation cost for performance-based RSAs based on the accelerated attribution method when the performance condition is considered probable to be satisfied.
Other Income, Net
Other income, net primarily includes interest income, which consists of interest and dividends earned on the Company’s cash and cash equivalents and marketable securities.
Cash and Cash Equivalents
The Company considers all cash held in banks and highly liquid investments, including money market funds, with an original maturity of three months or less at the date of purchase, to be cash and cash equivalents.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Restricted Cash
As of December 31, 2025 and 2024 restricted cash consisted of cash restricted by an agreement with a bank partner and is required to be used to purchase loans held for investment.
Product Collateral
The Company has established cash collateral accounts with each respective bank partner to provide them with protection against losses from certain products. The Company funds these accounts according to requirements in the individual agreements, which vary by product type. On a monthly basis, any calculated deficit in such collateral accounts is funded by the Company, and any surplus may be remitted by the respective bank partner at the request of the Company. The amount of cash collateral funded fluctuates month-to-month and in some instances, the Company’s accounts receivable with the bank partner may be pledged to satisfy the collateral requirements.
Marketable Securities
The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale (“AFS”). After consideration of the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities and therefore classifies marketable securities as current assets on the consolidated balance sheets.
The Company carries its AFS securities at fair value and reports any unrealized gain and loss, net of taxes, in accumulated other comprehensive income (loss), a component of stockholders’ deficit. The Company records any realized gains or losses on the sale of marketable securities in other income, net on the consolidated statements of operations. The cost of securities sold is based on the specific-identification method. Interest on marketable securities classified as AFS is included in other income, net on the consolidated statements of operations.
The Company evaluates unrealized losses on its AFS securities to determine if they are due to credit or non-credit related factors. The Company considers credit related impairments to be changes in fair value that are driven by a change in the creditor’s ability to meet its payment obligations. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in other income, net on the consolidated statements of operations. The Company determined that there was no credit-related impairment on marketable securities during the years ended December 31, 2025, 2024, and 2023.
Fair Value Measurements
The Company reports all financial assets and liabilities that are recognized or disclosed at fair value on the consolidated financial statements on a recurring basis in accordance with ASC 820, “Fair Value Measurements” (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. ASC 820 establishes and prioritizes three levels of inputs that may be used to measure fair value:
Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.
Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.
Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
See Note 4 for additional disclosure related to fair value measurements.
Accounts Receivable, Net
Accounts receivable, net is principally comprised of interchange-based fees due from the bank partners, net of bank partner costs, and incentives due from card networks. These receivables are generally collected monthly or quarterly in arrears based on the remittance terms in the respective agreements with each bank partner and card network. The Company estimates an allowance for accounts receivable based on its assessment of the collectability by considering its historical accounts receivable collection experience for each counterparty, the credit quality of the counterparties, the age of the outstanding receivable, and an evaluation of current expected risk of credit loss based on current economic conditions and reasonable and supportable forecasts of future economic conditions over the life of the receivable.
Loans Held for Investment, Net
Upon the launch of MyPay in 2024, one of the Company’s bank partners was provided with a contractual option to sell individual MyPay receivables to the Company once such receivables have aged two days beyond their origination date. These MyPay receivables purchased by the Company are initially recognized at fair value on the date of acquisition on the consolidated balance sheets as loans held for investment when the Company makes payment to the bank partner and acquires all rights and title of the receivables. These receivables have no stated maturity date; however, are deemed to be held for investment as the Company has the intent and ability to hold them for the foreseeable future or until payoff.
Loans held for investment are reported at amortized cost, which includes unpaid principal balances and any related premiums. The amortized cost is adjusted for the allowance for expected credit losses within loans held investment, net. The Company accrues MyPay instant transfer fee revenue for these loans using the effective interest method.
Allowance for Expected Credit Losses
The amount of the allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of the Company’s financial assets measured at amortized cost considering available information from internal and external sources. The allowance for credit losses is primarily related to expected losses on the Company’s loans held for investment.
The allowance for expected credit losses on loans held for investment reflects the Company’s estimate of uncollectible balances resulting from credit losses and is based on the determination of the amount of lifetime expected credit losses inherent in the loans held for investment as of the reporting date. The Company measures the allowance for expected credit losses based on a discounted cash flow method, where future cash flows estimated using the roll rate method are discounted. Historical data is categorized into pools with similar risk characteristics and roll rates are calculated based on the vintage loans held for investment origination, defined as by month. This results in an expected loss rate for each vintage. The Company considers whether the current conditions and reasonable and supportable forecasts about future conditions indicate that expected loss rates derived based on historical experience merit adjustment. In assessing such adjustments, the Company evaluates factors such as unemployment rates, short-term economic trends and cash collections subsequent to the balance sheet date. The expected loss rate is then applied to the outstanding principal balance of each vintage at the end of the period, resulting in the recognition of the expected loss at period-end. The allowance for expected credit loss is recorded against loans held for investment, along with a corresponding charge recorded within transaction and risk losses in the consolidated statement of operations. In general, loans held for investment are charged-off after 365 days of non-payment. At each reporting period the Company adjusts the allowance for changes in the estimate of lifetime expected credit losses and reverses the allowance upon either payment of the loans held for investment or upon charge-off.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Property, Equipment, and Software, Net
Property, equipment, and software, net is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the respective asset, which is generally as follows:

Property, Equipment and Software	Useful Life
Computer equipment and purchased software	3 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Internal-use software	3 years
Expenditures for repairs and maintenance are expensed as incurred. Upon disposal, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in other income, net on the consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, there were no material gains or losses on the disposal of assets.
The Company capitalizes its costs relating to internal-use software projects when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs primarily consist of salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts and costs incurred for upgrades and functionality enhancements. Other costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years from when the software is ready for its intended use.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition-related expenses and post-combination integration and employee compensation costs are recognized separately from the business combination and are expensed as incurred.
Impairment of Long-Lived Assets, including Goodwill
The Company reviews its property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount is not recoverable and exceeds the asset’s fair value, such assets are considered to be impaired and an impairment loss is recognized based on the excess of the carrying amount of the asset above the fair value of the asset.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. We operate and report financial information in one operating segment. The Company performs a goodwill impairment test annually and more frequently if events and circumstances indicate that the asset might be impaired. The Company first assesses qualitative factors to determine whether events or circumstances indicate that it is more likely than not that

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, it performs a quantitative assessment to compare the estimated value of a reporting unit to its book value. If the book value exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company recognized $27.5 million in goodwill in other assets on the consolidated balance sheets as of December 31, 2025 and 2024.
Accrued Transaction Dispute Losses
The Company establishes an accrual for estimated losses due to transaction disputes, which represent a potential loss due to member-initiated transaction disputes or due to processing a fraudulent transaction. The accrual is estimated based on available data as of the reporting date, including expected disputes on processed transactions, and historical loss rates. Additions to the accrual are reflected in transaction and risk losses in the consolidated statements of operations while realized losses are offset against the accrual. The accrual for estimated transaction dispute losses is included within accrued and other current liabilities in the consolidated balance sheets.
Product Obligation
The Company accounts for the product obligation as a derivative. The product obligation is initially measured at fair value and subsequently remeasured at each reporting period end for any incremental increases or decreases in its fair value. The product obligation represents the Company’s expected remaining future cash flows at period end from the off-balance sheet MyPay receivables, Instant Loans, SpotMe, as well as other instances where a member’s account is overdrawn. The cash flows are inclusive of revenues related to off-balance sheet MyPay receivables and Instant Loans and expected credit losses. See Note 8 - Credit Obligations for further details.
Under the terms of its agreements with its bank partners, the Company is required to collateralize this product obligation. Cash collateral on the product obligation is recorded in product collateral on the consolidated balance sheets, and collateral in the form of accounts receivable, due from bank partners, is recorded in accounts receivable on the Company’s consolidated balance sheets.
Network Incentive Obligation
The Company records a network incentive obligation when the card network provides upfront incentive payments for the Company meeting certain future milestones. The incentives are deferred and recognized as a reduction to cost of revenue over the life of the contract. The portion of network incentive obligation which is expected to be recognized in the next twelve months is included within accrued and other current liabilities in the consolidated balance sheets, while the remainder is included within other non-current liabilities in the consolidated balance sheets.
Operating Leases
The Company measures lease liabilities based on the present value of the total lease payments not yet paid discounted based on the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease.
The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs, and (iii) tenant incentives under the lease. The Company begins to recognize rent expense when the lessor makes the underlying asset available to the Company.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company’s lease agreements generally contain lease and non-lease components. The Company elected to apply the practical expedient to combine non-lease components, which primarily include payments for maintenance and utilities, with lease payments and account for them as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. The Company records the amortization of the right of use asset and the accretion of lease liability as rent expense and allocates the amounts as overhead on the consolidated statement of operations.
Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether lease renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain to be exercised include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option were not exercised.
The Company elected to apply the short-term lease measurement and recognition practical expedient to its leases where applicable, thus leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company records rent expense for short-term leases on the consolidated statements of operations on a straight-line basis over the lease term. The Company has no finance leases.
401(k) Plan
The Company has a 401(k)-tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employees may also contribute to a Roth 401(k) plan using post-tax dollars. During the years ended December 31, 2025, 2024, and 2023, the Company contributed approximately $9.5 million, $8.5 million, and $8.4 million to the 401(k) plan.
Share Repurchases
Share repurchases may be made through a variety of methods, including open market or privately negotiated purchases. Shares repurchased are immediately retired. When shares are retired, the value of repurchased shares is a deduction to common stock par value and any excess over par value is recorded to additional paid-in capital.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers the available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance may be established to reduce the deferred tax asset to the level at which it is more likely than not that the tax asset or benefits will be realized. If the Company determines that it is able to realize its deferred tax assets in the future in excess of the net recorded amount, the Company decreases the deferred tax asset valuation allowance, which reduces the income tax expense. Realization of tax benefits of deductible temporary differences, operating loss carryforwards and tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback or carryforward periods.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon review by the taxing authority. Recognized income tax positions are measured at the largest amount that is greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to income taxes are reported in the provision (benefit) for income taxes on the consolidated statements of operations, if applicable.
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
As of December 31, 2025 and December 31, 2024, the Company had 100% of its product collateral with two bank partners based on contractual agreements with each bank partner.
As of December 31, 2025 and December 31, 2024, there were no concentrations of investments in securities of the same issuer, except for U.S. government securities, which amounted to $563.6 million and $352.6 million, or 96% and 96%, of the investments in marketable securities. All debt securities within the Company’s portfolio are investment-grade securities.
As of December 31, 2025, the Company had receivables outstanding from two bank partners, that represent 46% of receivables collectively (26% and 20% for each respective bank partner), and one card network partner that represented 50% of receivables. As of December 31, 2024, the Company had receivables outstanding from two bank partners, that represent 45% of receivables collectively (25% and 20% for each respective bank partner), and one card network partner that represented 50% of receivables.
Recently Adopted Accounting Standards
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid. The Company adopted this guidance on a prospective basis effective January 1, 2025 and included the required disclosures in the Company’s notes to the financial statements for our income taxes. This standard update did not affect the Company’s operating results.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). This ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. Early adoption is allowed on an issue-by-issue basis. The Company elected to early adopt Issue 10 on a prospective basis as of January 1, 2025. Issue 10 relates to stock repurchases, and explicitly permits the excess of repurchase price over par or stated value to be accounted for entirely as a deduction from additional paid-in capital as long as additional paid-in capital does not become negative. As a result, the Company recorded a $77.5 million deduction from additional paid-in capital during the year ended December 31, 2025. The Company is still evaluating the remaining issues but does not expect a material impact on the Company’s consolidated financial statements.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 3 – REVENUE
Disaggregation of revenue
The Company’s products and services are offered only to members within the United States. The following table provides information about the Company’s disaggregated revenue streams:

	Year Ended December 31,
	2025	2024	2023
Payments revenue	$1,500,563	$1,276,601	$1,021,158
Platform-related revenue (1)(2)	686,207	396,668	257,297
Total revenue	$2,186,770	$1,673,269	$1,278,455
__________________
(1)In the years ended December 31, 2025, 2024, and 2023 platform-related revenue included $379.8 million, $145.3 million, and $21.8 million that was not derived from contracts with customers.
(2)In the years ended December 31, 2025 and 2024, platform-related revenue included $333.5 million and $121.0 million related to MyPay receivables, which was comprised of $206.2 million and $76.2 million related to off-balance sheet MyPay receivables and $127.3 million and $44.8 million related to on-balance sheet MyPay receivables. In the year ended December 31, 2023, platform-related revenue included $15.0 million related to off-balance sheet MyPay receivables.
Deferred revenue
The Company records deferred revenue for member-paid tips received prior to the expiration of the contractual refundable period. The deferred revenue balances were as follows:

	Year Ended December 31,
	2025	2024
Balance at the beginning of the period	$4,064	$3,613
Balance at the end of the period	4,818	4,064
Increase in deferred revenue during the period	$754	$451

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company recognized materially all revenue from amounts included in the opening deferred revenue balances for the years ended December 31, 2025 and 2024. Changes in deferred revenue during the periods are driven by the increase in the amount of tips paid by members for using SpotMe.
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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$349,860	$—	$—
Marketable securities:
U.S. government securities	563,594	—	—
U.S. agency securities	—	24,234	—
Total assets	$913,454	$24,234	$—
Liabilities
Product obligation	$—	$—	$147,382
Total liabilities	$—	$—	$147,382

	December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$268,002	$—	$—
Marketable securities:
U.S. government securities	352,627	—	—
U.S. agency securities	—	16,262	—
Total assets	$620,629	$16,262	$—
Liabilities
Product obligation	$—	$—	$114,377
Total liabilities	$—	$—	$114,377
The Company classifies money market funds, U.S. government securities, and U.S. agency securities within Level 1 or Level 2 of the fair value hierarchy as the Company determined the fair value of these instruments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents quantitative information about the significant unobservable inputs for the product obligation measured at fair value on a recurring basis, weighted by the total unrecovered balance:

December 31, 2025
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.48%-3.48%	3.48%
Expected loss rate	0.27% -100%	8.80%

December 31, 2024
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	4.16%-5.16%	4.17%
Expected loss rate	0.27% -100%	9.46%
Refer to Note 8 - Credit Obligations for more information on the product obligation.
The Company did not have any transfers between Level 1, Level 2, and Level 3 assets or liabilities during the periods presented.
NOTE 5 – MARKETABLE SECURITIES
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available for sale (“AFS”) securities aggregated by investment category:

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$562,463	$1,131	$—	$563,594
U.S. agency securities	24,218	16	—	24,234
Total marketable securities	$586,681	$1,147	$—	$587,828

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$351,930	$707	$(10)	$352,627
U.S. agency securities	16,189	73	—	16,262
Total marketable securities	$368,119	$780	$(10)	$368,889
As of December 31, 2025 and 2024, the Company had nil and 4 marketable securities positions in an unrealized loss position. The unrealized losses above were as a consequence of interest rate changes. The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, no allowance for credit losses was recorded. The cost of securities sold is based on the specific-identification method. There were no material realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2025 and 2024.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$19,951	$(10)	$—	$—	$19,951	$(10)
Total	$19,951	$(10)	$—	$—	$19,951	$(10)
The following table summarizes the Company’s marketable securities by contractual maturity:

	As of December 31, 2025
	Amortized Cost	Fair Value
Within one year	$496,708	$497,625
After one year to five years	89,973	90,203
Total	$586,681	$587,828
NOTE 6 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	December 31, 2025	December 31, 2024
Receivables due from bank partners(1)	$116,217	$97,994
Network incentive receivable	130,962	111,097
Other receivables	10,705	7,070
Accounts receivable, net	$257,884	$216,161
_________________
(1)Receivables due from bank partners are net of bank partner and network costs. As of December 31, 2025 and December 31, 2024, $23.3 million and $42.8 million of gross receivables due from bank partners were pledged as collateral.

The Company’s allowance for credit losses on accounts receivable was not material as of December 31, 2025 and 2024.
NOTE 7 - LOANS HELD FOR INVESTMENT, NET
Loans held for investment, net consisted of the following:

	Year Ended December 31,
	2025	2024
Loans held for investment	$148,221	$130,448
Less: allowance for expected credit losses	(76,640)	(30,649)
Total loans held for investment, net	$71,581	$99,799

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Credit Quality Information
The Company analyzes its loans held for investment based on the aging of unpaid principal. This is the credit quality indicator management uses to evaluate the allowance for expected credit losses on loans held for investment. Below is a summary of the loans held for investment by vintage:

	Year Ended December 31,
Days from origination	2025	2024
1 - 30	$64,779	$98,452
31 - 60	9,456	10,451
61 - 90	9,794	7,697
91 - 120	7,982	5,705
121 - 180	15,353	7,172
181 - 270	21,783	971
Greater than 270	19,074	—
Total	$148,221	$130,448
NOTE 8 - CREDIT OBLIGATIONS
The Company has credit obligations related to both on- and off-balance sheet receivables from members. Credit obligations related to MyPay loans held for investment on the Company’s balance sheets are recorded as an allowance for expected credit losses. Future expected cash flows, including credit obligations related to MyPay and Instant Loan receivables retained by the bank partners, SpotMe, and other instances where a member’s account is overdrawn are recorded as a product obligation on the consolidated balance sheets.
MyPay receivables on the Company’s balance sheet have the risks and characteristics similar to the off-balance sheet balances retained by the bank partners and similar risk characteristics were applied consistently for the products during underwriting. Accordingly, the credit exposure is expected to be similar for these obligations.
Allowance for Expected Credit Losses
Below is a summary of the changes in allowance for expected credit losses on MyPay loans held for investment:

	Year Ended December 31,
	2025	2024
Balance, beginning of the period	$30,649	$—
Provision for expected credit losses	75,440	30,649
Amounts written off	(30,410)	—
Recoveries collected	961	—
Balance, end of the period	$76,640	$30,649
The Company began writing off loans held for investment during the year ended December 31, 2025, as such loans began aging beyond 365 days.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Product Obligation
The following table presents a reconciliation of the Company’s product obligation:

	Year Ended December 31,
	2025	2024
Balance, beginning of the period	$114,377	$88,600
Change in fair value of product obligation(1)	41,754	59,354
Settlements	(8,749)	(33,577)
Balance, end of the period	$147,382	$114,377
__________________
(1)The change in fair value of the product obligation was recorded on the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Revenue:
Off-balance sheet MyPay receivables	$(206,254)	$(76,183)
Instant Loans	(18,217)	—
Total recorded as revenue	(224,471)	(76,183)
Transaction and risk losses:
Off-balance sheet MyPay receivables	127,100	50,429
Instant Loans	24,749	—
SpotMe and other negative balances	114,376	85,108
Total recorded as transaction and risk losses	266,225	135,537
Total change in fair value of the product obligation	$41,754	$59,354
The Company’s maximum exposure to losses under its product obligation was $722.3 million and $454.3 million as of December 31, 2025 and December 31, 2024, which represent the total possible undiscounted amounts the Company could be required to pay, assuming no recoveries.
NOTE 9 – PROPERTY, EQUIPMENT, AND SOFTWARE, NET
As of December 31, 2025 and 2024, property, equipment, and software, net consisted of the following:

	December 31, 2025	December 31, 2024
Computer equipment and purchased software	$4,301	$3,734
Furniture and fixtures	10,752	9,177
Leasehold improvements	79,429	61,736
Capitalized internal-use software	73,669	63,565
Total property, equipment, and software	$168,151	$138,212
Less: accumulated depreciation and amortization	(73,831)	(45,512)
Property, equipment, and software, net	$94,320	$92,700
Depreciation expense on property, equipment, and software was $9.4 million, $8.8 million, and $7.2 million for the years ended December 31, 2025, 2024, and 2023.
Amortization expense on internal-use software was $20.4 million, $16.5 million, and $5.7 million for the years ended December 31, 2025, 2024, and 2023, which includes $14.0 million, $10.5 million, and $1.3 million recorded in cost of revenue in the consolidated statements of operations.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
As of December 31, 2025, the estimated aggregate amortization expense related to internal-use software for each of the succeeding fiscal years was as follows:

2026	$18,324
2027	7,278
2028	1,931
2029 and thereafter	—
Total	$27,533
NOTE 10 - BUSINESS COMBINATIONS
Salt Labs Acquisition
The Company acquired a 100% ownership interest (“Acquisition”) in Salt Labs, Inc. (“Salt Labs”), an employee rewards company, on June 26, 2024 (“Acquisition Date”). The purpose of the Acquisition was to create a new channel to grow the Company’s member base. The purchase consideration was $43.3 million, which consisted of (i) $23.6 million in cash, (ii) $4.7 million from the issuance of shares of the Company’s common stock, (iii) $13.8 million related to the deemed vested component of outstanding employee awards, based on the ratio of time served in relation to the vesting term of each award, with the unvested portion being replaced with the Company’s unvested replacement awards comprising of restricted stock awards, and (iv) $1.2 million of cash paid for transaction costs on behalf of Salt Labs. The fair value of Company’s common stock and restricted stock awards are determined based on the price of the Company’s common stock on the Acquisition Date. The purchase consideration excludes $19.8 million related to the restricted stock awards that is subject to certain service-based and performance-based conditions and will be recognized as postcombination compensation expense over the requisite vesting period. Postcombination expense recognized was $3.3 million for the year ended December 31, 2024.
In connection with the Acquisition, certain retained employees of Salt Labs are eligible to earn earn-out performance-based restricted stock units based on achievement of designated operational metrics. These PSUs are recognized as postcombination compensation expense - see Note 14 - Stock-based Compensation for further details.
The Acquisition met the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.
The final purchase consideration of $43.3 million was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date:

Cash and cash equivalents	$11,415
Other current assets	222
Developed technology intangible asset	4,500
Current liabilities	(372)
Total identifiable net assets acquired	15,765
Goodwill	27,493
Total net assets acquired	$43,258
The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the opportunities from the Company’s current and future offerings and the value of the assembled workforce. Goodwill recognized from the Acquisition is not deductible for tax purposes.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company identified an intangible asset of developed technology with a fair value of $4.5 million to be amortized over an estimated useful life of 3 years. Intangible assets are amortized over the estimated useful lives in a pattern that most closely matches the timing of their economic benefits.
Goodwill and the acquired developed technology are recorded on the consolidated balance sheets as other assets as of December 31, 2025 and 2024.
NOTE 11 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Assets
Other assets consisted of the following:

	December 31, 2025	December 31, 2024
Goodwill	$27,492	$27,492
Other assets	3,354	4,477
Total other assets	$30,846	$31,969
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued expenses	$81,437	$100,486
Accrued bonus	52,860	53,344
Current portion of lease liability	11,381	15,746
Accrued transaction dispute losses(i)	10,497	7,759
Network incentive obligation, current portion	12,522	27,147
Other current liabilities	33,165	20,112
Total accrued and other current liabilities	$201,862	$224,594
_________________
(1)The reconciliation of the beginning and ending accrued transaction dispute losses is as follows:

	Year Ended December 31,
	2025	2024
Accrued transaction dispute losses, beginning of the period	$7,759	$4,385
Provision for transaction dispute losses	63,561	50,614
Realized losses	(60,823)	(47,240)
Accrued transaction dispute losses, end of the period	$10,497	$7,759
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Network incentive obligation, net of current portion	$48,804	$43,826
Other non-current liabilities	2,887	2,283
Total other non-current liabilities	$51,691	$46,109

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 12 – INDEBTEDNESS
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
On March 31, 2025, the Company terminated the prior facility and entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as the administrative agent, the collateral agent, a letter of credit issuer and a lender, First-Citizens Bank & Trust Company, as a letter of credit issuer and a lender, and Goldman Sachs Lending Partners LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, MUFG Bank Ltd., Texas Capital Bank, and Deutsche Bank AG New York Branch, as lenders, which provides for a $475.0 million senior secured revolving credit facility maturing on March 31, 2030 (the “credit facility”), or such later date as may be extended in accordance with the terms of the credit facility. As of December 31, 2025, the Company had letters of credit outstanding thereunder in a face amount of $31.4 million. As of December 31, 2025, no funds have been drawn under the credit facility.
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
The Company’s obligations under the credit facility are required to be guaranteed by certain of its subsidiaries. Such obligations, including the guaranties, are secured by substantially all of the Company’s assets and those of the subsidiary guarantors. The credit facility includes customary affirmative and negative covenants, including, among others, restrictions on debt, liens, investments, fundamental changes, dividends, distributions, repurchases and/or redemptions of equity interests, and transactions with affiliates. In addition, the credit facility requires the Company to satisfy a minimum liquidity covenant. The Company was in compliance with all covenants as of December 31, 2025.
NOTE 13 – REDEEMABLE CONVERTIBLE PREFERRED STOCK, COMMON STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Voting Rights
The Company has three series of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have zero voting rights, except as otherwise required by law. Common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the years ended December 31, 2025 and 2024.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Conversion of Class B Common Stock
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. All of the Class B common stock will convert into shares of Class A common stock (that is, “sunset”) on the earlier of (i) the date determined by the holders of two-thirds of the then outstanding shares of Class B common stock and (ii) when both of the Company’s co-founders have experienced a “Triggering Event” (subject to a transition period of between 30 and 180 days as determined by the Company’s board of directors) A “Triggering Event” is the first to occur of any of the following with respect to each co-founder: (A) the aggregate number of shares of the Company’s capital stock and shares underlying any securities (including RSUs, options, or other convertible instruments) held by such co-founder and his related entities and permitted transferees represent less than 35% of the Class B common stock held by such co-founder and his related entities and permitted transferees as of immediately following the completion of this offering, (B) the date such co-founder is no longer providing services to the Company as an officer, employee, or consultant and such co-founder is no longer a member of the Company’s board of directors, (C) the date that such co-founder’s employment with the Company is terminated for cause, or (D) the date of the death or disability of such co-founder.
Conversion of Class C Common Stock
After the conversion or exchange of all outstanding shares of the Company’s Class B common stock into shares of Class A common stock, all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share basis, on the date or time specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.
Dividend Rights
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock are entitled to receive dividends out of funds legally available if the Company’s board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Company’s board of directors may determine.
Liquidation Rights
If the Company becomes subject to a liquidation, dissolution, or winding-up, the assets legally available for distribution to its stockholders would be distributable ratably among the holders of the Company’s common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.
No Preemptive or Similar Rights
The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption, or sinking fund provisions.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2024, there were 787,840 warrants outstanding and exercisable with a weighted average exercise price of $0.10 and a weighted average remaining life of 2.03 years. All warrants outstanding as of December 31, 2024 were exercised in the year ended December 31, 2025. As a result, 785,350 shares of Class A common stock were issued and there were no warrants outstanding as of December 31, 2025.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Share Repurchase Program
In November 2025, the Company’s board of directors authorized a share repurchase program to repurchase up to $200.0 million of our outstanding shares of Class A common stock. During the year ended December 31, 2025, the Company repurchased and immediately retired 3.7 million shares of its Class A common stock for an aggregate amount of $77.5 million. As of December 31, 2025, $122.5 million remained available and authorized for repurchase under the share repurchase program. The share repurchase program has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions.
NOTE 14 – STOCK-BASED COMPENSATION
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
Under the 2025 Plan, the Company initially reserved 46,500,000 shares of Class A common stock for future issuance. In addition, the shares reserved for issuance under the 2025 Plan also includes any shares subject to stock options, restricted stock units, or similar awards granted under the 2012 Plan that, on or after the effective date of the IPO, expire or otherwise terminate without having been exercised in full, are tendered to or withheld by us for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by us due to failure to vest (provided that the maximum number of shares that may be added to the 2025 Plan pursuant to this sentence is 91,000,000 shares). The number of shares available for issuance under the 2025 Plan also includes an annual increase on the first day of each fiscal year beginning with the Company’s 2026 fiscal year, equal to the lesser of: (1) 46,500,000 shares of common stock, (2) five percent (5%) of the total number of shares of all classes of the Company’s outstanding common stock as of the last day of the immediately preceding fiscal year, or (3) such other amount as the Company’s board of directors may determine no later than the last day of the immediately preceding fiscal year.
As of December 31, 2025, there were 56,701,090 shares of Class A common stock reserved for future issuance under the 2025 Plan.
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

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The following table indicates the weighted-average assumptions made in estimating the fair value as of December 31, 2025, 2024 and 2023:

	2025	2024	2023
Expected term (in years)	6.17 years	6.04 years	6.06 years
Expected volatility	55.19%	56.88%	56.26%
Risk-free interest rate	4.07%	4.22%	3.88%
Expected dividend yield	—%	—%	—%
The weighted-average grant date fair value of stock options granted was $14.75, $11.90, and $10.00 for the years ended December 31, 2025, 2024, and 2023.
Service-based stock options
A summary of the Company’s service-based stock option activity for the year ended December 31, 2025 is as follows:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	31,463,015	$6.87	5.42	$567,641
Granted	3,106,800	27.08
Exercised	(9,243,830)	2.72
Forfeited/Cancelled	(45,043)	13.89
Balance as of December 31, 2025	25,280,942	$10.86	5.48	$368,580
Vested and expected to vest as of December 31, 2025	25,280,942	$10.86	5.48	$368,580
Exercisable as of December 31, 2025	18,914,125	$7.40	4.45	$337,125
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options with an exercise price below such estimated fair value. Aggregate intrinsic value for stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $189.1 million, $20.1 million, and $25.3 million. The total grant date fair value of service based options that vested during the years ended December 31, 2025, 2024 and 2023 was $30.3 million, $19.7 million and $22.1 million.
Performance stock options
In March 2024, the Company granted 1,200,000 stock options to certain executives, subject to both a service-based vesting condition and a performance-based vesting condition, each of which must be satisfied in order for an option share to vest. The service-based vesting schedule is satisfied in 48 equal monthly installments over four years following the vesting commencement date. The performance conditions relate to the achievement of specified revenue and other financial metric targets for the 2024 fiscal year as compared to 2023. In the first quarter of 2025, it was determined that the performance conditions were met for 400,000 shares pursuant to such awards and the remaining 800,000 shares pursuant to such awards were cancelled. The total grant date fair value of the performance-based stock options that vested during the year ended December 31, 2025 was $2.1 million. No performance-based stock options vested during the years ended December 31, 2024 and 2023.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The following table summarizes the performance stock option activity for the year ended December 31, 2025:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	1,200,000	$17.35	9.24	$9,071
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(800,000)	17.35
Balance as of December 31, 2025	400,000	$17.35	8.24	$3,128
Vested and expected to vest as of December 31, 2025	400,000	$17.35	8.24	$3,128
Exercisable as of December 31, 2025	183,332	$17.35	8.24	$1,434
RSAs
The Company granted service-based and performance-based RSAs to certain continuing employees in connection with the Acquisition.
Service-Based RSAs
A summary of the Company’s service-based RSA activity for the year ended December 31, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	799,822	$23.25
Granted	—	—
Vested	(262,294)	23.25
Forfeited/Cancelled	(38,806)	23.25
Balance as of December 31, 2025	498,722	$23.25
The total value of shares vested in the years ended December 31, 2025 and 2024 were $7.2 million and $3.1 million. No shares vested during the year ended December 31, 2023.
Performance-Based RSAs
A summary of the Company’s performance-based RSA activity for year ended December 31, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	509,186	$23.25
Granted	—	—
Vested	—	—
Forfeited/Cancelled	(26,061)	23.25
Balance as of December 31, 2025	483,125	$23.25

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
RSUs
A summary of the Company’s service-based RSUs activity is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Unvested as of December 31, 2024	39,328,435	$24.18
Granted	14,620,668	27.55
Vested (1)	(30,135,213)	25.87
Forfeited/Cancelled	(2,939,056)	23.21
Unvested as of December 31, 2025	20,874,834	$24.43
__________________
(1)Includes 13,067,772 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the year ended December 31, 2025.

The total value of service-based RSUs vested in the year ended December 31, 2025 was $802.9 million. No shares vested in the years ended December 31, 2024 and 2023.
PSUs
Performance-based PSUs
A summary of the Company’s performance-based PSU activity for year ended December 31, 2025 is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2024	1,929,943	$23.25
Granted	4,800,000	28.10
Vested	—	—
Forfeited/Cancelled	(60,646)	23.25
Balance as of December 31, 2025	6,669,297	$26.74
In June 2024 in connection with the acquisition of Salt Labs, Inc., certain employees were granted 1,929,943 PSUs which vest based upon the achievement of designated operational metrics, continued employment through the date the designated operational metrics are achieved, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO.
In April 2025, the Co-Founders were granted 4,800,000 PSUs which vest based upon the achievement of growth and profit performance-based metrics, continued employment through the date the growth and profit performance-based condition is met, a service-based condition that is satisfied over four years, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO.
Market-based PSUs
Additionally, in April 2025 the Co-Founders were granted 1,600,000 PSU awards which vest based upon the achievement of stock price hurdle market-based metrics, continued employment through the date the stock price hurdles are met, a service-based condition that is satisfied over four years, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO. The fair value of these PSUs with a market condition was determined using a Monte Carlo valuation model that incorporated multiple stock price paths and probabilities that the Company stock price hurdles are met, with the following weighted-average assumptions:

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)

Expected volatility	63.70%
Risk-free interest rate	3.92%
Expected dividend yield	—
The weighted-average grant date fair value per share of the awards was $23.96.
All 1,600,000 market-based PSUs were outstanding as of December 31, 2025, as none have vested or been cancelled.
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
As of December 31, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors as the administrator of the ESPP. As of December 31, 2025, there remained 9,300,000 shares reserved for sale under the ESPP.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense:

	Year Ended December 31,
	2025	2024	2023
Member support and operations	$138,761	$3,620	$5,000
Sales and marketing	51,325	1,356	1,192
Technology and development	604,763	12,423	10,645
General and administrative	276,049	12,446	9,198
Total	$1,070,898	$29,845	$26,035
Included in the table above is the cumulative stock-based compensation expense, using the accelerated attribution method, for those RSUs and PSUs for which the service condition had been satisfied prior to the occurrence of the liquidity event. which occurred in connection with the Company’s IPO.
During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $1.3 million, $0.1 million and $0.2 million each period of stock-based compensation expense related to capitalized internal-use software.
As of December 31, 2025, there was $461.1 million of unrecognized stock based compensation expected to be recognized over a weighted average period of 2.77 years.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 15 – NET LOSS PER SHARE
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
The Company calculated basic and diluted net loss per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(1,009,936)	$(25,344)	$(203,202)
Denominator:
Weighted average number of common shares outstanding used to compute net loss per share, basic and diluted	236,270,347	64,910,056	63,104,219
Net loss per share, basic and diluted	$(4.27)	$(0.39)	$(3.22)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods:

	Year Ended December 31,
	2025	2024	2023
Redeemable convertible preferred stock on an as-converted basis	—	258,667,796	258,667,796
Outstanding options to purchase common stock	25,680,942	32,663,015	29,776,972
Unvested service-based RSUs	20,874,834	39,328,435	31,068,799
Unvested performance-based PSUs	6,669,297	1,929,943	—
Unvested market-based PSUs	1,600,000	—	—
Unvested restricted stock awards	981,847	1,309,008	—
Warrants to purchase common stock	—	787,840	787,840
Total anti-dilutive securities	55,806,920	334,686,037	320,301,407

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 16 – RELATED PARTY TRANSACTIONS
Related party transactions may include any transaction between the Company and entities under common control or with a related party. The Company has defined related parties as members of the board of directors, executive officers, principal owners of the Company’s outstanding stock, and any immediate family members of each such related party, as well as any entity for which the aforementioned individuals exercise significant influence over or control.
During 2024 and 2023, a member of the Company's board of directors was an executive officer of Dallas Basketball Limited (“the Dallas Mavericks”). The Company is party to a multi-year sponsorship agreement with the Dallas Mavericks. During the years ended December 31, 2024 and 2023, the Company paid $11.2 million and $11.5 million in sponsorship fees as part of the agreement. There were no balances outstanding or due as of December 31, 2024, and 2023. The board member ceased serving as an executive officer of the Dallas Mavericks in 2025.
In 2022, the Company established the Chime Scholars Foundation (the “Foundation”), which is a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipients generally located in the communities the Company serves. In furtherance of this initiative, the Company entered into an agreement to gift 3,210,192 shares of the Company’s Class A common stock to the Foundation in ten annual installments commencing upon the Company’s IPO. The first annual installment of 321,019 shares of Class A common stock were transferred to the Foundation in June 2025. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $11.2 million, nil, and nil of stock-based charitable contribution for the fair value of donated shares, based on the closing stock price on the day of donation, within general and administrative expenses in the consolidated statement of operations. Cash donations are recognized as expenses when paid to the Foundation. During the years ended December 31, 2025, 2024, and 2023, cash donations were $3.0 million, $1.7 million, and $1.5 million.
NOTE 17 – INCOME TAXES
For the years ended December 31, 2025, 2024, and 2023, the geographical breakdown of our income (loss) before income taxes is as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(1,010,956)	$(23,727)	$(204,199)
Foreign	1,851	993	1,231
Income (loss) before income taxes	$(1,009,105)	$(22,734)	$(202,968)

Income tax expense (benefit) was composed of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$3	$1,004	$—
State	828	1,606	234
Foreign	—	—	—
Deferred	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	$831	$2,610	$234

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)

Income tax expense for the year ended December 31, 2025 differed from the amount computed by applying the Federal statutory income tax rate of 21% to pretax loss as a result of the following:

	Year Ended December 31,
	2025
Tax at federal statutory rate	$(211,912)	21.0%
State tax, net of federal benefit(1)	654	(0.1)%
Foreign tax effects
Canada	(225)	—%
Tax credits	(31,197)	3.1%
Change in valuation allowance	233,924	(23.1)%
Nontaxable or nondeductible items:
Stock-based compensation	(18,293)	1.8%
Non-deductible compensation	27,210	(2.7)%
Other adjustments	761	(0.1)%
Other	(91)	—%
Effective income tax rate	$831	(0.1)%
__________________
(1)State taxes in New York, Tennessee, and Texas made up the majority (greater than 50%) of the tax effect in this category.

Income tax expense for the year ended December 31, 2024 and 2023 differed from the amount computed by applying the Federal statutory income tax rate of 21% to pretax loss as a result of the following:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	(5.8)%	(0.1)%
Tax credits	23.7%	3.5%
Change in valuation allowance	(51.4)%	(24.6)%
Stock-based compensation	1.1%	(0.2)%
Other	(0.1)%	0.3%
Effective income tax rate	(11.5)%	(0.1)%
The difference in the Company’s effective tax rate and the U.S. federal statutory tax rate is primarily due to recording a full valuation allowance on the Company’s U.S. deferred tax assets.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The components of deferred tax assets and liabilities as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carryforwards	$288,139	$231,116
Credit carryforwards	86,633	42,676
Loss reserves	58,833	39,188
Accrued expense	13,246	2,064
Lease liability	33,642	24,141
Stock compensation	56,128	18,417
Internal-use software	202,751	87,894
Other	8,918	3,716
Total deferred tax assets	$748,290	$449,212
Deferred tax liabilities
Right of use asset	23,665	12,367
Fixed assets	4,691	5,260
Other	2,350	2,045
Total deferred tax liabilities	$30,706	$19,672
Valuation allowance	$(717,584)	$(429,540)
Net deferred tax assets	$—	$—
Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, and as such the Company maintains a full valuation allowance at December 31, 2025. The valuation allowance increased by $288.0 million for the year ended December 31, 2025 primarily as a result of the current year capitalized internally developed software.
As of December 31, 2025, the Company had approximately $1,123.4 million and $994.7 million of federal and state (post-apportioned) net operating losses (NOL) carryforwards. The Federal NOL will carry forward indefinitely and the state NOLs will begin to expire in 2028. The Company also has United States federal, state, and Canadian research and development tax credit carryforwards of approximately $98.6 million, $56.9 million, and $4.0 million, respectively. The federal and Canadian research credits will begin to expire in 2040, while the state research credits will begin to expire in 2030. The Internal Revenue Code (“IRC”) limits the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. The Company has performed a detailed analysis to determine whether an ownership change has occurred and noted three ownership changes. These changes are limited under Section 382, however, none of the net operating losses are projected to expire unutilized as of December 31, 2025.
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$33,206	$26,968	$18,596
Tax positions related to prior years	1,424	(980)	603
Tax positions related to the current year	31,128	7,218	7,769
Settlement with taxing authorities	—	—	—
Expirations of status of limitations	—	—	—
Balance at end of year	$65,758	$33,206	$26,968

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
If recognized, all of the unrecognized tax benefits would not impact the effective tax rate due to the valuation allowance against certain deferred tax assets. As of December 31, 2025, the Company had $65.8 million unrecognized income tax benefits and there were increases of $32.6 million to the Company’s unrecognized tax benefits during the year. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. There were no interest and penalties related to unrecognized tax benefits recorded on the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 or the consolidated balance sheets as of December 31, 2025 and 2024.
The Company files income tax returns in the U.S. Federal and various state jurisdictions. In addition, the Company files income tax returns in Canada. The Company is not currently under examination by income tax authorities in any of the jurisdictions. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
For the year ended December 31, 2025, income taxes paid (net of refunds received) were $1.1 million. The breakout by jurisdiction was as follows:

Year Ended December 31,
2025
United States - Federal	$250
United States - State and local
Texas	202
Oregon	120
South Carolina	85
New York	77
All other state and local	392
Canada	—
Total	$1,126
NOTE 18 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain property under operating leases that expire at various dates. The most significant of these operating leases is the corporate headquarters in San Francisco, California. For the years ended December 31, 2025, 2024, and 2023, rent expense for all operating leases was $13.3 million, $11.1 million, and $10.0 million.
In April 2025, the Company entered into a lease for office space at 122 Fifth Avenue, New York, New York with a commencement date based on delivery of the premises in agreed-upon condition. The lease has a term of 11 years, 2 months from the commencement date of August 1, 2025. Base rent payments are approximately $7.5 million annually for the first six years and $8.2 million annually for the remainder of the term, subject to a rent abatement period of fourteen months beginning on the commencement date.

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company’s operating lease costs are as follows:

	Year Ended December 31,
	2025	2024	2023
Fixed operating lease costs	$12,997	$10,287	$9,618
Variable operating lease costs	7,606	7,696	3,321
Short-term lease cost	304	831	368
Sublease income	(868)	(881)	(365)
Total lease cost	$20,039	$17,933	$12,942
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
The weighted average remaining operating lease term and the weighted average discount rate used in the calculation of the Company’s lease assets and lease liabilities were as follows:

December 31, 2025
Weighted average remaining operating lease term (in years)	8.3
Weighted average discount rate	5.61%
Cash flows related to leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating cash flows:
Payments for operating lease liabilities	$19,771	$17,161	$10,961
Supplemental cash flow data:
Lease liabilities arising from obtaining right-of-use assets	$53,865	$1,909	$1,576
Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2025 were as follows:

2026	$15,741
2027	21,005
2028	20,545
2029	20,936
2030	21,337
Thereafter	73,063
Total lease payments	$172,627
Less: imputed interest	37,962
Total operating lease liabilities	$134,665

CHIME FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Contingencies
In the ordinary course of business, the Company may be subject to various legal proceedings, including, from time to time, actions which are asserted to be maintainable as class action suits, and is at times subjected to government and regulatory proceedings, investigations and inquiries. The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. If the reasonable estimate is a range and no amount within that range is considered a better estimate than any other amount, an accrual is recorded based on the bottom amount of the range. Loss contingencies that are reasonably possible of occurrence are subject to disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
ITEM 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
Except as described below, during the three months ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On December 4, 2025, Amine Asmerom, our Chief Accounting Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 39,505 shares of our Class A common stock on or prior to September 6, 2026.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements of Chime Financial, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
•Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
2. Financial Statement Schedules:
All schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.
3. Exhibits:
The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.
ITEM 16. FORM 10-K SUMMARY
None.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	August 11, 2025	3.1
3.2	Amended and Restated Bylaws of the registrant.	10-Q	August 11, 2025	3.2
4.1	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of August 9, 2021.	S-1	May 13, 2025	4.1
4.2	Form of Warrant to Purchase Class A Common Stock.	S-1	May 13, 2025	4.2
4.3	Description of Securities.				X
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	May 13, 2025	10.1
10.2+	Chime Financial, Inc. 2025 Equity Incentive Plan and related form agreements.	S-1	May 13, 2025	10.2

10.3+	Chime Financial, Inc. 2025 Employee Stock Purchase Plan and related form agreements.	S-1	May 13, 2025	10.3
10.4+	Chime Financial, Inc. Amended and Restated 2012 Stock Option and Grant Plan and related form agreements.	S-1	May 13, 2025	10.4
10.5+	Outside Director Compensation Policy.	S-1	May 13, 2025	10.5
10.6+	Change in Control Severance Plan.	S-1	May 13, 2025	10.6
10.7+	Officer Severance Plan.	S-1	May 13, 2025	10.7
10.8+	Executive Incentive Compensation Plan.	S-1	May 13, 2025	10.9
10.9+	Confirmatory Employment Letter between the registrant and Christopher Britt, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.10
10.10+	Confirmatory Employment Letter between the registrant and Ryan King, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.11
10.11+	Confirmatory Employment Letter between the registrant and Matthew Newcomb, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.12
10.12+	Confirmatory Employment Letter between the registrant and Adam Frankel, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.13
10.13+	Confirmatory Employment Letter between the registrant and Mark Troughton, dated as of April 3, 2025.	S-1/A	June 2, 2025	10.14
10.14+	Founder Letter Agreement between the registrant and Christopher Britt, dated as of April 28, 2025.	S-1/A	June 2, 2025	10.15
10.15+	Founder Letter Agreement between the registrant and Ryan King, dated as of April 28, 2025.	S-1/A	June 2, 2025	10.16
10.16+	Form of Exchange Agreement among the registrant, each of Christopher Britt and Ryan King, and certain related entities.	S-1	May 13, 2025	10.17
10.17+	Form of Equity Exchange Right Agreement between the registrant and each of Christopher Britt and Ryan King.	S-1	May 13, 2025	10.18
10.18^	Lease Agreement between the registrant and Elm Property Venture LLC, dated as of September 2, 2021.	S-1	May 13, 2025	10.19
10.19^	Credit Agreement among the registrant, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., dated as of March 31, 2025.	S-1	May 13, 2025	10.20
10.20*^
Master Services Agreement between the registrant and The Bancorp Bank, N.A., dated as of June 9, 2023, as amended on January 6, 2025, February 27, 2025, March 19, 2025, June 20, 2025, and October 20, 2025.
					X
10.21*^	Amended & Restated Private Label Consumer & Commercial Checking Account, Savings Account & Debit Card Issuance Agreement between the registrant and Stride Bank, N.A. (f/k/a Central National Bank and Trust Co. of Enid), effective as of December 1, 2022, as amended on October 23, 2024, and March 31, 2025.	S-1	May 13, 2025	10.22
10.22*^	Secured Credit Card Issuing and Marketing Agreement between the registrant and Central National Bank and Trust Co. of Enid, effective as of October 10, 2018, as amended on March 10, 2020, March 17, 2021, December 1, 2022, and October 23, 2024.	S-1	May 13, 2025	10.23
19.1	Insider Trading Policy.				X

21.1	Subsidiaries of Chime Financial, Inc.	S-1	May 13, 2025	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in signature pages hereto).				X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Compensation Recovery Policy.				X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL				X

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
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Chime Financial, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Francisco, California, on March 5, 2026.

CHIME FINANCIAL, INC.

By:	/s/ Christopher Britt
Christopher Britt
Chief Executive Officer and Chairman
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Christopher Britt and Matthew Newcomb, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Britt	Chief Executive Officer and Chairman (Principal Executive Officer)	March 5, 2026
Christopher Britt

/s/ Matthew Newcomb	Chief Financial Officer (Principal Financial Officer)	March 5, 2026
Matthew Newcomb

/s/ Amine Asmerom	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2026
Amine Asmerom

/s/ Shawn Carolan	Director	March 5, 2026
Shawn Carolan

/s/ Susan Decker	Director	March 5, 2026
Susan Decker

/s/ Jimmy Dunne	Director	March 5, 2026
Jimmy Dunne

/s/ James M. P. Feuille	Director	March 5, 2026
James M. P. Feuille

/s/ Ryan King	Director	March 5, 2026
Ryan King

/s/ Cynthia Marshall	Director	March 5, 2026
Cynthia Marshall