Form 10-Q
period 2026-03-31
Chime Financial, Inc.
filed 2026-05-07
CIK 1795586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 348,886,850 and 32,132,289 and no shares of Class C common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “objective,” “seek,” or “continue,” or the negative of any of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding our:
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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$607,677	$466,252
Restricted cash	14,510	14,508
Marketable securities	403,605	587,828
Product collateral	231,477	251,204
Accounts receivable, net	294,338	257,884
Loans held for investment, net	105,815	71,581
Prepaid expenses and other current assets	86,839	106,753
Total current assets	1,744,261	1,756,010
Property, equipment and software, net	94,636	94,320
Operating lease right of use assets, net	81,078	83,429
Other assets	30,408	30,846
Total assets	$1,950,383	$1,964,605
Liabilities and stockholders❜ equity
Current liabilities:
Accounts payable	$37,920	$38,680
Accrued and other current liabilities	185,038	201,862
Product obligation	121,141	147,382
Total current liabilities	344,099	387,924
Operating lease liabilities, net of current portion	120,614	123,284
Other non-current liabilities	44,228	51,691
Total liabilities	508,941	562,899
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0001 par value: 5,000,000,000 shares authorized, 350,471,830 shares issued and outstanding as of March 31, 2026. 5,000,000,000 shares authorized, 347,751,083 issued and outstanding as of December 31, 2025.	28	28
Class B common stock, $0.0001 par value: 65,000,000 shares authorized, 32,132,289 shares issued and outstanding as of March 31, 2026. 65,000,000 shares authorized, 32,182,289 issued and outstanding as of December 31, 2025.	3	3
Class C common stock, $0.0001 par value: 500,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Additional paid-in capital	4,763,006	4,775,607
Accumulated other comprehensive income (loss)	(947)	172
Accumulated deficit	(3,320,648)	(3,374,104)
Total stockholders’ equity	1,441,442	1,401,706
Total liabilities and stockholders’ equity	$1,950,383	$1,964,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$647,387	$518,744
Cost of revenue	67,074	60,418
Gross profit	580,313	458,326
Operating expenses:
Transaction and risk losses	88,905	109,145
Member support and operations	95,399	78,609
Sales and marketing	165,431	132,573
Technology and development	109,780	77,882
General and administrative	70,467	47,173
Depreciation and amortization	4,168	3,807
Total operating expenses	534,150	449,189
Income from operations	46,163	9,137
Other income, net	7,748	5,354
Income before income taxes	53,911	14,491
Provision for income taxes	455	1,552
Net income	53,456	12,939
Undistributed earnings attributable to preferred stockholders	—	(12,939)
Net income attributable to common stockholders	$53,456	$—
Net income per share attributable to common stockholders:
Basic	$0.14	$—
Diluted	$0.13	$—
Weighted average number of common shares outstanding used to compute net income per share attributable to common stockholders:
Basic	381,636,920	65,868,810
Diluted	400,476,567	65,868,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$53,456	$12,939
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(987)	82
Foreign currency translation adjustments	(132)	9
Total comprehensive income	$52,337	$13,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	379,933,372	$31	$4,775,607	$(3,374,104)	$172	$1,401,706
Net income	—	—	—	—	—	53,456	—	53,456
Issuance of common stock upon exercise of stock options	—	—	4,880,740	—	13,923	—	—	13,923
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,871,134	—	(1,540)	—	—	(1,540)
Repurchases of common stock	—	—	(4,081,127)	—	(85,740)	—	—	(85,740)
Stock-based compensation	—	—	—	—	60,756	—	—	60,756
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,119)	(1,119)
Balance as of March 31, 2026	—	$—	382,604,119	$31	$4,763,006	$(3,320,648)	$(947)	$1,441,442

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	258,464,156	$2,890,121	66,950,736	$2	$433,363	$(2,364,168)	$203	$(1,930,600)
Net income	—	—	—	—	—	12,939	—	12,939
Issuance of common stock upon exercise of stock options	—	—	636,796	—	717	—	—	717
Stock-based compensation	—	—	—	—	8,749	—	—	8,749
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	91	91
Balance as of March 31, 2025	258,464,156	$2,890,121	67,587,532	$2	$442,829	$(2,351,229)	$294	$(1,908,104)

__________________
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of our initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 2 of the Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$53,456	$12,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,665	7,258
Non-cash lease expense	2,351	1,534
Stock-based compensation	60,652	8,696
Provision for transaction dispute losses	22,327	17,971
Change in fair value of product obligation	(26,547)	28,751
Provision for credit losses	14,534	23,549
Amortization of premium on marketable securities	(162)	(1,627)
Other	965	441
Changes in operating assets and liabilities:
Product collateral	19,727	4,151
Accounts receivable, net	(37,679)	(26,155)
Prepaid expenses and other assets	19,972	(8,680)
Accounts payable	(760)	1,768
Accrued and other liabilities	(47,399)	(73,954)
Operating lease liabilities	(1,929)	(3,937)
Settlements of the product obligation	306	(18,456)
Cash flows (used in) provided by operating activities	87,479	(25,751)
Investing activities:
Purchase of marketable securities	—	(38,502)
Proceeds from maturities of marketable securities	182,300	72,201
Purchases of loans held for investment	(1,296,434)	(1,139,723)
Repayments of loans held for investment	1,248,891	1,117,516
Purchase of property, equipment and software	(6,621)	(1,593)
Capitalization of internal-use software	(831)	(3,198)
Cash flows provided by investing activities	127,305	6,701
Financing activities:
Payment of debt issuance costs related to credit facilities	—	(843)
Taxes paid related to net share settlement of restricted stock units	(1,540)	—
Proceeds from exercise of stock options	13,923	717
Repurchases of common stock	(85,740)	—
Cash flows used in financing activities	(73,357)	(126)
Net increase in cash and cash equivalents and restricted cash	141,427	(19,176)
Cash, cash equivalents, and restricted cash, beginning of period	480,760	350,000
Cash, cash equivalents, and restricted cash, end of period	$622,187	$330,824
Cash and cash equivalents, end of the period	$607,677	$318,160
Restricted cash, end of the period	14,510	12,664
Cash, cash equivalents, and restricted cash, end of the period	$622,187	$330,824

Supplementary cash flow disclosure:
Cash paid for interest	$280	$165
Cash paid for income taxes, net of refunds received	$40	$43
Supplemental disclosures of noncash investing and financing activities:
Purchases of property, equipment and software in accounts payable	$—	$102
Unpaid debt issuance costs	$—	$508

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
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
There have been no material changes in the Company’s significant accounting policies from those that were disclosed in its 2025 Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented. The results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The reporting currency of the Company is the U.S. Dollar.
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
Use of Estimates
The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions relating to reported amounts of assets, liabilities, revenues, and expenses. Significant estimates and assumptions include but are not limited to accrued transaction dispute losses, fair value of the product obligation, the allowance for expected credit losses, valuation of income taxes, the capitalization and estimated useful life of internal-use software, and the fair value of equity awards and stock-based compensation. These estimates are inherently subject to judgment. Actual results could differ from these estimates, and such differences may be material to the condensed consolidated financial statements.

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
As of March 31, 2026 and December 31, 2025, the Company maintained its product collateral with two bank partners based on contractual agreements with each bank partner. Product collateral consists of cash collateral accounts to provide each respective bank partner with protection against losses from certain products.
As of March 31, 2026 and December 31, 2025, there were no concentrations of investments in securities of the same issuer, except for U.S. government securities, which amounted to $384.5 million and $563.6 million, or 95% and 96% of the investments in marketable securities. All debt securities within the Company’s portfolio are investment-grade securities.
As of March 31, 2026, the Company had receivables outstanding from two bank partners, that represent 49% of receivables collectively (27% and 22% for each respective bank partner), and one card network partner that represented 47% of receivables. As of December 31, 2025, the Company had receivables outstanding from two bank partners, that represent 46% of receivables collectively (26% and 20% for each respective bank partner), and one card network partner that represented 50% of receivables.
Recently Adopted Accounting Standards
There are no recently adopted accounting pronouncements that are material to the Company as of March 31, 2026.
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
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 3 – REVENUE
Disaggregation of revenue
The Company’s products and services are offered only to members within the United States. The following table provides information about the Company’s disaggregated revenue streams:

	Three Months Ended March 31,
	2026	2025
Payments revenue	$432,644	$375,312
Platform-related revenue (1)(2)	214,743	143,432
Total revenue	$647,387	$518,744
__________________
(1)In the three months ended March 31, 2026 and 2025, platform-related revenue included $125.1 million and $76.0 million that was not derived from contracts with customers.
(2)In the three months ended March 31, 2026 and 2025, platform-related revenue included $103.8 million and $64.3 million related to MyPay receivables, which was comprised of $64.8 million and $38.9 million related to off-balance sheet MyPay receivables and $39.0 million and $25.4 million related to on-balance sheet MyPay receivables.
Deferred revenue
The Company records deferred revenue for member-paid tips received prior to the expiration of the contractual refundable period. The deferred revenue balances were as follows:

Balance as of December 31, 2025	$4,818
Balance as of March 31, 2026	4,900
Increase in deferred revenue during the period	$82
The Company recognized materially all revenue from amounts included in the opening deferred revenue balances for the three months ended March 31, 2026. Changes in deferred revenue during the periods are driven by the increase in the amount of tips paid by members for using SpotMe.
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The following table summarizes the assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$499,848	$—	$—
Marketable securities:
U.S. government securities	384,526	—	—
U.S. agency securities	—	19,079	—
Total assets	$884,374	$19,079	$—
Liabilities
Product obligation	$—	$—	$121,141
Total liabilities	$—	$—	$121,141

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$349,860	$—	$—
Marketable securities:
U.S. government securities	563,594	—	—
U.S. agency securities	—	24,234	—
Total assets	$913,454	$24,234	$—
Liabilities
Product obligation	$—	$—	$147,382
Total liabilities	$—	$—	$147,382
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
The following table presents quantitative information about the significant unobservable inputs for the product obligation measured at fair value on a recurring basis, weighted by the total unrecovered balance:

March 31, 2026
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.68% - 4.81%	3.70%
Expected loss rate	0.27% -100%	6.40%

December 31, 2025
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.48% - 3.48%	3.48%
Expected loss rate	0.27% - 100%	8.80%
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
NOTE 5 – MARKETABLE SECURITIES
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available for sale (“AFS”) securities aggregated by investment category:

	March 31, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$384,320	$306	$(100)	384,526
U.S. agency securities	19,125	—	(46)	19,079
Total marketable securities	$403,445	$306	$(146)	$403,605

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$562,463	$1,131	$—	$563,594
U.S. agency securities	24,218	16	—	24,234
Total marketable securities	$586,681	$1,147	$—	$587,828

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
As of March 31, 2026 and December 31, 2025, the Company had 22 and nil marketable securities positions in an unrealized loss position. The unrealized losses above were as a consequence of interest rate changes. The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, no allowance for credit losses was recorded. The cost of securities sold is based on the specific-identification method. There were no material realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2026 and 2025.
The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

	As of March 31, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$86,147	$(100)	$—	$—	$86,147	$(100)
U.S. agency securities	19,079	(46)	—	—	19,079	(46)
Total	$105,226	$(146)	$—	$—	$105,226	$(146)
There were no gross unrealized losses as of December 31, 2025.
The following table summarizes the Company’s marketable securities by contractual maturity:

	As of March 31, 2026
	Amortized Cost	Fair Value
Within one year	$356,489	$356,765
After one year to five years	46,956	46,840
Total	$403,445	$403,605
NOTE 6 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
Receivables due from bank partners(1)	$142,940	$116,217
Network incentive receivable	140,397	130,962
Other receivables	11,001	10,705
Accounts receivable, net	$294,338	$257,884
_________________
(1)Receivables due from bank partners are net of bank partner and network costs. As of March 31, 2026 and December 31, 2025, $70.8 million and $23.3 million of gross receivables due from bank partners were pledged as collateral.

The Company’s allowance for credit losses on accounts receivable was not material as of March 31, 2026 and December 31, 2025.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 7 - LOANS HELD FOR INVESTMENT, NET
Loans held for investment, net consisted of the following:

	March 31, 2026	December 31, 2025
Loans held for investment	$179,536	$148,221
Less: allowance for expected credit losses	(73,721)	(76,640)
Total loans held for investment, net	$105,815	$71,581
Credit Quality Information
The Company analyzes its loans held for investment based on the aging of unpaid principal. This is the credit quality indicator management uses to evaluate the allowance for expected credit losses on loans held for investment. Below is a summary of the loans held for investment by vintage:

Days from origination	March 31, 2026	December 31, 2025
1 - 30	$105,315	$64,779
31 - 60	6,540	9,456
61 - 90	5,987	9,794
91 - 120	6,275	7,982
121 - 180	14,731	15,353
181 - 270	20,342	21,783
Greater than 270	20,346	19,074
Total	$179,536	$148,221
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
Below is a summary of the changes in allowance for expected credit losses on MyPay loans held for investment:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of the period	$76,640	$30,649
Provision for expected credit losses	13,309	21,900
Amounts written off	(17,705)	—
Recoveries collected	1,477	—
Balance, end of the period	$73,721	$52,549
The Company began writing off loans held for investment during the second quarter in 2025, when such loans began aging beyond 365 days.
Product Obligation
The following table presents a reconciliation of the Company’s product obligation:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of the period	$147,382	$114,377
Change in fair value of product obligation(1)	(26,547)	28,751
Settlements	306	(18,456)
Balance, end of the period	$121,141	$124,672
__________________
(1)The change in fair value of the product obligation was recorded on the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Revenue:
Off-balance sheet MyPay receivables	$(64,833)	$(38,872)
Instant Loans	(13,757)	—
Total recorded as revenue	(78,590)	(38,872)
Transaction and risk losses:
Off-balance sheet MyPay receivables	25,003	35,400
Instant Loans	7,216	—
SpotMe and other negative balances	19,824	32,223
Total recorded as transaction and risk losses	52,043	67,623
Total change in fair value of the product obligation	$(26,547)	$28,751
The Company’s maximum exposure to losses under its product obligation was $665.7 million and $526.5 million as of March 31, 2026 and 2025, which represent the total possible undiscounted amounts the Company could be required to pay, assuming no recoveries.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 9 – PROPERTY, EQUIPMENT, AND SOFTWARE, NET
Property, equipment, and software, net consisted of the following:

	March 31, 2026	December 31, 2025
Computer equipment and purchased software	$4,956	$4,301
Furniture and fixtures	12,379	10,752
Leasehold improvements	83,769	79,429
Capitalized internal-use software	74,605	73,669
Total property, equipment, and software	175,709	168,151
Less: accumulated depreciation and amortization	(81,073)	(73,831)
Property, equipment, and software, net	$94,636	$94,320
Depreciation and amortization expense on property, equipment, and software was $7.6 million and $7.2 million for the three months ended March 31, 2026 and 2025.
NOTE 10 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Assets
Other assets consisted of the following:

	March 31, 2026	December 31, 2025
Goodwill	$27,492	$27,492
Other assets	2,916	3,354
Total other assets	$30,408	$30,846
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued expenses	$93,698	$81,437
Accrued bonus	11,728	52,860
Current portion of lease liability	12,122	11,381
Accrued transaction dispute losses(1)	14,817	10,497
Network incentive obligation, current portion	27,272	12,522
Other current liabilities	25,401	33,165
Total accrued and other current liabilities	$185,038	$201,862
_________________
(1)The reconciliation of the beginning and ending accrued transaction dispute losses is as follows:

	Three Months Ended March 31,
	2026	2025
Accrued transaction dispute losses, beginning of the period	$10,497	$7,759
Provision for transaction dispute losses	22,327	17,971
Realized losses	(18,007)	(13,322)
Accrued transaction dispute losses, end of the period	$14,817	$12,408

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Network incentive obligation, net of current portion	$41,299	$48,804
Other non-current liabilities	2,929	2,887
Total other non-current liabilities	$44,228	$51,691
NOTE 11 – INDEBTEDNESS
Revolving Credit Facilities
On March 31, 2025, the Company entered into a $475.0 million senior secured revolving credit facility maturing on March 31, 2030 (the “credit facility”), which replaced its prior $125.0 million revolving credit facility. As of March 31, 2026, no funds have been drawn under the credit facility and the Company had letters of credit outstanding thereunder of $31.4 million.
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
The Company’s obligations under the credit facility are required to be guaranteed by certain of its subsidiaries. Such obligations, including the guaranties, are secured by substantially all of the Company’s assets and those of the subsidiary guarantors. The credit facility includes customary affirmative and negative covenants, including, among others, restrictions on debt, liens, investments, fundamental changes, dividends, distributions, repurchases and/or redemptions of equity interests, and transactions with affiliates. In addition, the credit facility requires the Company to satisfy a minimum liquidity covenant. The Company was in compliance with all covenants as of March 31, 2026.
NOTE 12 – COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of March 31, 2026, no terms of the preferred stock have been designated, no shares of preferred stock were outstanding and the Company had no present plan to issue any shares of preferred stock.
Common Stock
The Company has three series of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have zero voting rights, except as otherwise required by law. Common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the three months ended March 31, 2026 and 2025.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 13 – STOCK-BASED COMPENSATION
Equity Incentive Plan
In connection with the Company’s initial public offering in 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) was terminated. Following the effectiveness of the 2025 Plan, no further awards have been or will be granted under the 2012 Plan, and all outstanding awards under the 2012 Plan continue to be governed by their existing terms. Under the 2025 Plan, the Company is authorized to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Code, to employees and employees of its parent and subsidiary corporations. The Company may also grant non-qualified stock options (“NSOs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), stock appreciation rights, and other performance awards to employees, directors, consultants, and employees and consultants of its parent and subsidiary corporations.
As of March 31, 2026, there were 63,727,488 shares of Class A common stock reserved for future issuance under the 2025 Plan.
Stock Options
Service-based stock options
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2026 is as follows:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	25,280,942	$10.86	5.48	$368,580
Granted	3,881,437	21.62
Exercised	(4,880,740)	2.85
Forfeited/Cancelled	(22,553)	13.89
Balance as of March 31, 2026	24,259,086	$14.19	6.51	$149,172
Vested and expected to vest as of March 31, 2026	24,259,086	$14.19	6.51	$149,172
Exercisable as of March 31, 2026	14,852,628	$9.57	4.94	$142,116
Performance stock options
In 2024, the Company granted performance stock options to certain executives that were subject to both service-based and performance-based vesting conditions. As of December 31, 2025 and March 31, 2026, 400,000 options were outstanding at a weighted average exercise price of $17.35. As of March 31, 2026, 208,332 options were exercisable.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
RSAs
Service-Based RSAs
A summary of the Company’s service-based RSA activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	498,722	$23.25
Granted	—	—
Vested	(78,935)	23.25
Forfeited/Cancelled	—	—
Balance as of March 31, 2026	419,787	$23.25
Performance-Based RSAs
The Company has granted RSAs to certain employees which vest based upon the achievement of designated operational metrics and continued employment through the date the designated operational metrics are achieved. A summary of the Company’s performance-based RSA activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	483,125	$23.25
Granted	—	—
Vested	(18,666)	23.25
Forfeited/Cancelled	—	—
Balance as of March 31, 2026	464,459	$23.25
RSUs
A summary of the Company’s service-based RSUs activity is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Unvested as of December 31, 2025	20,874,834	$24.43
Granted	9,582,480	20.76
Vested	(317,083)	22.82
Vested and settled (1)	(1,949,321)	23.55
Forfeited/Cancelled	(1,376,628)	23.55
Unvested as of March 31, 2026	26,814,282	$24.43
__________________
(1)Includes 78,187 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the three months ended March 31, 2026.

PSUs
Performance-based PSUs
In connection with the acquisition of Salt Labs, Inc. in 2024, certain employees were granted 1,929,943 PSUs, which vest based upon the achievement of designated operational metrics, continued employment through the date the designated operational metrics are achieved, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO.

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
A summary of the Company’s performance-based PSU activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	6,669,297	$26.74
Granted	—	—
Vested	—	—
Forfeited/Cancelled	(65,368)	23.25
Balance as of March 31, 2026	6,603,929	$26.77
Market-based PSUs
In April 2025, the Co-Founders were granted 1,600,000 PSU awards which vest based upon the achievement of stock price hurdle market-based metrics, continued employment through the date the stock price hurdles are met, a service-based condition that is satisfied over four years, and upon the occurrence of a liquidity event. The liquidity-based vesting condition was satisfied upon completion of the Company’s IPO.
All 1,600,000 market-based PSUs were outstanding as of March 31, 2026 as none have vested or been cancelled. The weighted-average grant date fair value per share of the awards is $23.96.
2025 Employee Stock Purchase Plan
As of March 31, 2026, a total of 13,089,515 shares of Class A common stock are reserved for sale under the 2025 Employee Stock Purchase Plan (the “ESPP”).
Under the ESPP, eligible employees may contribute through payroll deductions, subject to plan limits, to purchase shares at a 15% discount under six-month offering periods. The plan includes a look-back feature based on the lower of the offering or purchase date stock price. Stock-based compensation expense is recognized on a straight-line basis over the offering period, with fair value measured at grant using the Black-Scholes model.
The grant date of the initial offering period was February 20, 2026, and that offering period shall end on August 20, 2026. As of March 31, 2026, the Company recorded a liability of $2.4 million related to the accumulated payroll deductions, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025
Member support and operations	$8,522	$1,124
Sales and marketing	4,000	483
Technology and development	25,403	3,703
General and administrative	22,727	3,386
Total	$60,652	$8,696
As of March 31, 2026, there was $626.0 million of unrecognized stock based compensation expected to be recognized over a weighted average period of 3.17 years.
NOTE 14 – NET INCOME PER SHARE
The Company presents net income per share in conformity with the two-class method required for multiple classes of common stock and participating securities. Class A, Class B, and Class C common stock share proportionately, on a per share basis, in the Company’s net income and participate equally in the dividends on common stock, if declared. The Company allocates net income attributable to common stock between each class of common stock on a one-to-one basis when computing net income per share. As a result, basic and diluted net income per share for each class of common stock are equivalent. The Company considers redeemable convertible preferred stock, which was outstanding prior to the Company’s IPO, to be participating securities.
The Company calculates basic net income per share attributable to common stockholders by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares common stock outstanding in each class, after giving consideration to the effect of potentially dilutive securities outstanding during the period, including stock options, unvested shares, and ESPP shares. The dilutive effect of potentially dilutive securities is determined using the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company calculated basic and diluted net income per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026			2025
	Class A	Class B	Consolidated	Common Stock
Basic EPS:
Numerator:
Net income	$48,955	$4,501	$53,456	$12,939
Undistributed earnings attributable to preferred stockholders	—	—	—	(12,939)
Net income attributable to common stockholders	$48,955	$4,501	$53,456	$—
Denominator:
Basic weighted-average common shares outstanding	349,500,187	32,136,733	381,636,920	65,868,810
Basic EPS	$0.14	$0.14	$0.14	$—

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$48,955	$4,501	$53,456	$—
Reallocation of net income to Class B common stock	4,501	(211)	—	—
Net income for diluted EPS	$53,456	$4,290	$53,456	$—
Denominator:
Basic weighted-average common shares outstanding	349,500,187	32,136,733	381,636,920	65,868,810
Dilutive effect of potentially dilutive securities	18,839,647	—	18,839,647	—
Conversion of Class B to Class A common stock	32,136,733	—	—	—
Diluted weighted-average common shares outstanding	400,476,567	32,136,733	400,476,567	65,868,810
Diluted EPS	$0.13	$0.13	$0.13	$—
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods:

	Three Months Ended March 31,
	2026	2025
Redeemable convertible preferred stock on an as-converted basis	—	258,667,796
Outstanding options to purchase common stock	9,970,914	33,649,122
Unvested service-based RSUs	2,428,906	48,435,337
Unvested performance-based PSUs	6,603,929	1,929,943
Unvested market-based PSUs	1,600,000	—
Unvested restricted stock awards	464,459	1,242,358
Warrants to purchase common stock	—	787,840
Total anti-dilutive securities	21,068,208	344,712,396

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 15 – RELATED PARTY TRANSACTIONS
Related party transactions may include any transaction between the Company and parties that control, are controlled by, or are under common control with the Company, as well as other related parties. The Company has defined related parties as members of the board of directors, executive officers, principal owners of the Company’s outstanding stock, and any immediate family members of each such related party, as well as any entity for which the aforementioned individuals exercise significant influence over or control.
The Company established the Chime Scholars Foundation (the “Foundation”), a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipients generally located in the communities the Company serves. In connection with this initiative, the Company entered into an agreement to gift 3,210,192 shares of the Company’s Class A common stock to the Foundation. In March 2026, the agreement was amended to provide for quarterly, rather than annual, share transfers beginning in the second quarter of 2026. The Company did not gift any stock in the three months ended March 31, 2026 and 2025. Cash donations are recognized as expenses when paid to the Foundation. During the three months ended March 31, 2026 and 2025 cash donations were nil and $0.7 million.
NOTE 16 – INCOME TAXES

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$53,911	$14,491
Provision for income taxes	455	1,552
Effective tax rate	0.8%	10.7%

The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, the Company updates its estimated annual ETR and makes a year-to-date calculation of the provision.
The Company’s ETR was 0.8% for the three months ended March 31, 2026 . The primary difference between the ETR and the federal statutory tax rate for each period was due to the non-deductible executive compensation, the excess tax benefits from stock-based compensation and valuation allowance on the Company’s deferred tax assets. Tax expense for the three months ended March 31, 2026 was due to current state taxes. The Company’s ETR was 10.7% for the three months ended March 31, 2025. The primary difference between the ETR and the federal statutory tax rate for each period is due to the valuation allowance on the Company’s deferred tax assets. The tax expense consisted of current federal and state taxes.
Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. As of March 31, 2026, the Company maintained a full valuation allowance against the net deferred tax assets in applicable jurisdictions.
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain property under operating leases that expire at various dates. The most significant of these operating leases is the corporate headquarters in San Francisco, California. For the three months ended March 31, 2026 and 2025, rent expense for all operating leases was $4.0 million and $2.8 million.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company’s operating lease costs are as follows:

	Three Months Ended March 31,
	2026	2025
Fixed operating lease costs	$3,981	$2,649
Variable operating lease costs	2,084	1,736
Short-term lease cost	44	143
Sublease income	—	(224)
Total lease cost	$6,109	$4,304
Variable operating lease costs are primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Cash flows related to leases were as follows:

	Three Months Ended March 31,
	2026	2025
Operating cash flows:
Payments for operating lease liabilities	$3,980	$4,876
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
NOTE 18 – SUBSEQUENT EVENT
On May 6, 2026, the Company announced that its board of directors approved an additional share repurchase authorization pursuant to which the Company may repurchase up to $200.0 million of its outstanding Class A common stock. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The repurchase program does not obligate the Company to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time at the Company’s discretion without prior notice, subject to all applicable securities laws.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed elsewhere, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Financial data as of and for the three months ended March 31, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
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
Through our broad suite of products, we have built trusted relationships with 10.2 million Active Members as of March 31, 2026. The majority of our Active Members rely on Chime to serve as their primary financial relationship, which we believe are the most valuable relationships in consumer financial services. As our members’ central financial hub, Chime becomes the platform through which members consistently deposit their paychecks and conduct their everyday spend, creating durable and long-lasting relationships with high engagement and exceptional member satisfaction.
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
Key Metrics

	Three Months Ended March 31,
(in millions, except for Average Revenue per Active Member)	2026	2025
Purchase Volume	$38,709	$34,540
Active Members	10.2	8.6
Average Revenue per Active Member (ARPAM)	$263	$251
Purchase Volume
We define Purchase Volume as the total dollar value of member purchase transactions using Chime-branded debit or credit cards during a given period, net of any adjustments or refunds. Purchase Volume is a key driver of payments revenue, because the interchange fees upon which our payments revenue is based are generally determined as a percentage of the underlying transaction value plus a fixed amount per transaction based upon rates set by the card networks. Purchase Volume is also a key indicator of aggregate member engagement. Purchase Volume does not include other types of transaction volumes such as deposits, ATM withdrawals, SpotMe and MyPay advances, Instant Loans, sending or receiving funds with Pay Anyone, outbound instant transfers, and other types of ACH or direct debit transfers. Purchase Volume exhibits seasonality, most prominently in the first quarter of each year due to increased spending following our members’ receipt of tax refunds.
Active Members
We define an Active Member as a member who has initiated a money movement transaction on our platform in the last calendar month of the applicable period. Member-initiated money movement transactions include, but are not limited to, purchases with Chime-branded debit or credit cards, funding a member account, withdrawing funds from an ATM, sending or receiving funds with Pay Anyone, or taking or repaying a MyPay advance or an Instant Loan. Active Members are a key indicator of the scale of our engaged member base. The number of Active Members exhibits modest seasonality, with a slight increase typically occurring in the first quarter of a year, when our members often receive tax refunds through their Chime account, which has resulted in increased money movement transactions, including a larger number of members re-engaging with us on an Active basis.
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
The following table presents a reconciliation of gross profit to transaction profit:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Gross profit	$580,313	$458,326
Gross margin	90%	88%
Adjusted for: Transaction and risk losses	88,905	109,145
Transaction profit	$491,408	$349,181
Transaction margin	76%	67%

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
The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net income	$53,456	$12,939
Net margin	8%	2%
Adjusted for:
Depreciation and amortization expense	7,665	7,258
Other (income) expense, net(1)	(7,748)	(5,354)
Provision for income taxes	455	1,552
Stock-based compensation expense and related payroll tax	64,816	8,696
Adjusted EBITDA	$118,644	$25,091
Adjusted EBITDA margin	18%	5%
__________________
(1)Relates primarily to interest income, which consists of interest and dividends earned on our cash and cash equivalents and marketable securities.

Components of our Results of Operations
Revenue
Payments Revenue
We recognize payments revenue based on interchange fees generated from purchase transactions made by members using their Chime-branded debit and credit cards. Our bank partners, as issuing banks, collect the interchange fees from these transactions, and pass amounts onto us based on these fees. Our payments revenue reflects the gross amount of the interchange fee. Interchange-based fees from credit card transactions tend to be higher than interchange-based fees from debit card transactions, resulting in higher payments revenue recognized from the same amount of Purchase Volume. Card networks set the rates for interchange fees, which are generally determined as a percentage of the underlying transaction value plus a fixed amount per transaction, and may be influenced by competitive and regulatory factors.
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
Transaction Processing and Bank Partner Costs
Transaction processing and bank partner costs include expenses relating to our internally-developed payment processor and ledger, ChimeCore. Costs associated with ChimeCore primarily consist of gateway processing costs, which are generally based on a fixed amount per transaction, which varies by transaction type, and cloud infrastructure and hosting costs.

    Prior to November 2025, we relied on a third-party processor to perform transaction authorization, settlement, payments, adjustments, and other account-level processing, as well as to maintain member account information and provide transaction reporting. Fees paid to the third-party processor were generally based on a fixed amount per transaction, subject to volume-based discounts.
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
Our cost of revenue will be impacted by our growth as well as our ability to drive efficiencies in transaction processing and bank partner costs, as well as card and ATM costs, net of incentives. In absolute dollars, we expect that cost of revenue will fluctuate from period to period in the near term and increase in the long term. As a percentage of revenue, we expect cost of revenue will fluctuate from period to period in the near term and stabilize in the long term as we scale.
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

Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue	$647,387	$518,744
Cost of revenue(1)	67,074	60,418
Gross profit	580,313	458,326
Operating expenses:
Transaction and risk losses	88,905	109,145
Member support and operations(2)	95,399	78,609
Sales and marketing(2)	165,431	132,573
Technology and development(2)	109,780	77,882
General and administrative(2)	70,467	47,173
Depreciation and amortization(1)	4,168	3,807
Total operating expenses	534,150	449,189
Income from operations	46,163	9,137
Other income, net	7,748	5,354
Income before income taxes	53,911	14,491
Provision for income taxes	455	1,552
Net income	53,456	12,939
Undistributed earnings attributable to preferred stockholders	—	(12,939)
Net income attributable to common stockholders	$53,456	$—
Net income per share attributable to common stockholders:
Basic	$0.14	$—
Diluted	$0.13	$—
Weighted average number of common shares outstanding used to compute net income per share attributable to common stockholders:
Basic	381,636,920	65,868,810
Diluted	400,476,567	65,868,810
__________________
(1)Total depreciation and amortization includes amounts as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation and amortization recorded in cost of revenue	$3,497	$3,451
Depreciation and amortization recorded as operating expense	4,168	3,807
Total depreciation and amortization	$7,665	$7,258

(2)Amounts include stock-based compensation and related payroll tax as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Member support and operations	$8,936	$1,124
Sales and marketing	4,593	483
Technology and development	27,425	3,703
General and administrative	23,862	3,386
Total stock-based compensation expense and related payroll tax	$64,816	$8,696
Comparison of the three months ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%
Payments revenue	$432,644	$375,312	$57,332	15%
Platform-related revenue	214,743	143,432	71,311	50%
Total revenue	$647,387	$518,744	$128,643	25%
Total revenue for the three months ended March 31, 2026 increased by $128.6 million, or 25%, year over year, primarily driven by the growth of our total Active Members and the associated increase in Purchase Volume, a shift in payment mix toward credit from debit, as well as the continued growth of MyPay and outbound instant transfers.
Payments revenue
Payments revenue increased by $57.3 million, or 15%, for the three months ended March 31, 2026 compared to the same period in 2025.
For the three months ended March 31, 2026, this increase primarily reflected a $57.6 million, or 54%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2025. The increase in payments revenue was driven by a $4.2 billion, or 12%, increase in Purchase Volume for the three months ended March 31, 2026 compared to the same period in 2025. For the three months ended March 31, 2026 and 2025, interchange-based fees from debit card transactions represented 41% and 52% of revenue, with debit card transactions representing 77% and 84% of Purchase Volume. For the three months ended March 31, 2026 and 2025, interchange-based fees from credit card transactions represented 25% and 21% of revenue, with credit card transactions representing 23% and 16% of Purchase Volume.
The increase in Purchase Volume was driven, in part, by a 1.6 million, or 19%, increase in Active Members as of March 31, 2026 compared to March 31, 2025. Increasing the number of Active Members on our platform helps drive Purchase Volume, which increases the interchange-based fees generated and the payments revenue that we recognize.
Platform-related revenue
Platform-related revenue for the three months ended March 31, 2026 increased $71.3 million, or 50%, year over year. For the three months ended March 31, 2026, the increase was primarily driven by a $39.5 million increase year over year from MyPay driven by our new variable pricing plan adopted in the first quarter of 2026 and increased MyPay transaction volume from continued adoption. Additionally, we recognized an increase of $15.5 million year over year in revenue for outbound instant transfer fees, which launched in the first quarter of 2025. We also recognized $14.1 million in Instant Loan revenue during the three months ended March 31, 2026, which launched at the end of the first quarter of 2025.

Cost of revenue

	Three Months Ended March 31,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%
Cost of revenue	$67,074	$60,418	$6,656	11%
Cost of revenue for the three months ended March 31, 2026 increased $6.7 million, or 11%, year over year driven by a $12.2 million increase in card and ATM network expenses, net of incentives, partially offset by a a $5.5 million decrease in transaction processing and bank partner costs. The $12.2 million increase in card and ATM network expenses was driven by the increase in Active Members and from Active Members engaging more frequently with our products, including instant transfers.
The $5.5 million decrease in transaction processing and bank partner costs was driven by cost savings following our migration from our third-party transaction processor to ChimeCore, which occurred in the fourth quarter of 2025, partially offset by growth in Active Members and related growth in Purchase Volume.
Operating expenses

	Three Months Ended March 31,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%
Transaction and risk losses	$88,905	$109,145	$(20,240)	(19)%
Member support and operations	95,399	78,609	16,790	21%
Sales and marketing	165,431	132,573	32,858	25%
Technology and development	109,780	77,882	31,898	41%
General and administrative	70,467	47,173	23,294	49%
Depreciation and amortization	4,168	3,807	361	9%
Total operating expenses	$534,150	$449,189	$84,961	19%
Operating expenses increased by $85.0 million, or 19%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 driven by the following changes:
Transaction and risk losses
Transaction and risk losses for the three months ended March 31, 2026 decreased by $20.2 million, or 19%, year over year, driven by a decrease of $18.4 million in losses related to MyPay due to improvements in loss rates. Losses related to SpotMe and other member negative balances also decreased by $12.4 million, primarily due to isolated fraud incidents in the prior-year period. These decreases were partially offset by an increase of $7.2 million in transaction and risk losses related to our Instant Loans product, which fully launched in March 2025.
Member support and operations
Member support and operations expenses for the three months ended March 31, 2026 increased by $16.8 million, or 21%, year over year driven by an increase in stock-based compensation and related payroll tax of $7.8 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025. Additionally, there was an increase of $5.4 million in third-party member support and loss prevention costs in the three months ended March 31, 2026, associated with an increase in Active Members.
Sales and marketing
Sales and marketing for the three months ended March 31, 2026 increased by $32.9 million, or 25%, year over year driven by an increase of $25.7 million in marketing and promotional activities in the three months ended March 31, 2026 compared to the prior year. Additionally, there was an increase in stock-based compensation and related payroll tax of $4.1 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO.

Technology and development
Technology and development expenses for the three months ended March 31, 2026 increased by $31.9 million, or 41%, year over year primarily driven by an increase in stock-based compensation and related payroll tax of $23.7 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025.
General and administrative
General and administrative expenses for the three months ended March 31, 2026 increased by $23.3 million, or 49%, year over year, primarily driven by an increase in stock-based compensation and related payroll tax of $20.5 million as the liquidity-based vesting condition for certain stock-based awards was met upon our IPO in the second quarter of 2025.
Other income, net

	Three Months Ended March 31,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%
Other income, net	$7,748	$5,354	$2,394	45%
Other income, net for the three months ended March 31, 2026 increased by $2.4 million, or 45%, year over year, primarily attributable to an increase of $1.8 million in interest income due to higher balances on interest-bearing assets following our IPO.
Liquidity and Capital Resources
Sources and Uses of Funds
As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents of $607.7 million, investments in marketable securities of $403.6 million, and $443.6 million in borrowing capacity under our revolving credit facility.
Our bank partners also retain accounts and receivables related to Chime-branded credit and liquidity products on their balance sheet, and pursuant to the Bancorp MSA, Bancorp committed to retain certain receivables on its balance sheet in an amount, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Based on Bancorp’s tier 1 capital as of March 31, 2026, the amount of this commitment would have been approximately $1.7 billion (with such amount in connection with liquidity products excluding Credit Builder not to exceed approximately $1.1 billion. Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp.
In November 2025, our board of directors approved a share repurchase program with authorization to purchase up to $200.0 million of our Class A common stock at management’s discretion. During the three months ended March 31, 2026, we repurchased 4.1 million shares of our common stock for an aggregate purchase price of $85.7 million.

In May 2026 we announced that our board of directors approved an additional share repurchase authorization pursuant to which we may repurchase up to $200.0 million of our outstanding Class A common stock. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market purchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The program does not obligate us to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time at our discretion without prior notice, subject to all applicable securities laws.
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
Cash Flows
The following table shows the generation and use of cash for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows provided by (used in):
Operating activities	$87,479	$(25,751)
Investing activities	$127,305	$6,701
Financing activities	$(73,357)	$(126)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities was $87.5 million for the three months ended March 31, 2026, compared to $(25.8) million in the three months ended March 31, 2025. The increase of $113.2 million consists of an increase of $77.5 million in changes in working capital and a $40.5 million increase in net income, partially offset by a decrease of $4.8 million in non-cash adjustments.
The increase of $77.5 million in changes in working capital for the three months ended March 31, 2026 compared to the prior year was primarily driven by an increase of settlements related to our product obligation primarily due to the growth of MyPay revenue, the timing of upfront payments received related to our network incentive obligation, the timing of vendor payments, and the receipt of a tenant improvement allowance for a new office lease in the first quarter of 2026.
The decrease of $4.8 million in non-cash adjustments for the three months ended March 31, 2026 compared to the prior year was primarily driven by a $55.3 million decrease in change in fair value of program obligation attributable to the growth of MyPay and Instant Loan revenue, improved MyPay loss rates, and decrease in SpotMe and other negative balances transaction and risk losses. This was partially offset by a $52.0 million increase in stock-based compensation expense as the liquidity-based vesting condition for certain equity awards was met in connection with our IPO in the second quarter of 2025.
Cash Flows from Investing Activities
Cash provided by investing activities was $127.3 million for the three months ended March 31, 2026, primarily due to $1,248.9 million in repayments of loans held for investment and $182.3 million in proceeds from maturities of marketable securities, offset by $1,296.4 million in purchases of loans held for investment.

Cash provided by investing activities was $6.7 million for the three months ended March 31, 2025, primarily due to $1,117.5 million in repayments of loans held for investment and $72.2 million in proceeds from maturities of marketable securities, offset by $1,139.7 million in purchases of loans held for investment and $3.2 million in capitalization of internal-use software.
Cash Flows from Financing Activities
For the three months ended March 31, 2026, cash used in financing activities was $73.4 million, primarily due to $85.7 million from repurchases of common stock, partially offset by $13.9 million in proceeds from the exercise of stock options.
For the three months ended March 31, 2025, cash used in financing activities was $126.0 thousand, consisting of $0.8 million from payment of debt issuance costs related to our credit facility, nearly entirely offset by proceeds from the exercise of stock options.
Dilution
We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, outstanding restricted stock units, outstanding PSUs, and shares reserved for charitable donations.
As of March 31, 2026, our fully diluted share count was as follows:

Class A and B common stock issued and outstanding	382,604,119
Stock options outstanding	24,659,086
Service-based RSUs outstanding	27,131,365
PSUs outstanding	8,203,929
Shares reserved for charitable donations	2,889,173
Total fully diluted share count	445,487,672
For further information see Note 12, “Common Stock and Stockholders’ Equity" and Note 14, “Net Income Per Share” included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements”.
Commitments
Leases
As of March 31, 2026, we had future minimum operating lease payments under non-cancelable leases of $168.8 million related to leases we have recognized on our condensed consolidated balance sheet which are due over a weighted average period of 8.1 years. Of the non-cancelable lease payments, $11.9 million is payable in the remainder of 2026. For additional discussion on our operating leases, see Note 17 – Commitments and Contingencies within the notes to our condensed consolidated financial statements.
Purchase Commitments
Our non-cancellable purchase commitments are primarily related to our cloud infrastructure services and various marketing partnerships. As of March 31, 2026, we had non-cancellable purchase obligations of $252.1 million, of which $98.1 million is due in the remainder of 2026.

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
There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2025 Form 10-K.
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
Interest Rate Sensitivity
Our cash and cash equivalents, and marketable debt securities as of March 31, 2026, were held primarily in cash deposits, money market funds, and U.S. government and agency securities. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
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
The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. As of March 31, 2026 and December 31, 2025, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.

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
•We have incurred significant net losses, and we may not be able to consistently maintain or increase profitability in the future.
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
We rely on our bank partners to provide the banking services offered through our platform, such as opening and maintaining member bank accounts, issuing Chime-branded debit and credit cards, and providing short-term loans to our members to support the liquidity products offered through our platform. Our relationships with our bank partners are a crucial part of our business as we do not have a banking license.
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
We have incurred significant net losses and we may not be able to consistently maintain or increase profitability in the future.
For 2025, 2024 and 2023, we incurred net losses of $1,009.9 million, $25.3 million and $203.2 million. Although we incurred net income of $53.5 million during the three months ended March 31, 2026, we intend to continue making investments in our business, including with respect to our employee base, sales and marketing, technology infrastructure, development of new products and features, acquisitions and other strategic transactions, infrastructure, expansion of operations, and general administration, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and may incur in the future, losses for a number of reasons, including further investments in our business, vesting and settlement of equity awards, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
Following the completion of our IPO, stock-based compensation expense related to existing RSUs and other outstanding equity awards, and those to be awarded in the future has resulted in and will continue to result in increases in our expenses in future periods. As of March 31, 2026, we had $626.0 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards expected to vest.
If we are unable to maintain adequate revenue growth to exceed our expenditures, we may continue to incur losses in the future and may not be able to consistently maintain or increase profitability.
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

In addition, as we scale the liquidity products offered through our platform, we expect our transaction and risk losses will increase. For example, our transaction and risk losses increased in 2025, the first full year following the launch of MyPay, which negatively impacted our transaction margin. As MyPay continues to scale and as we expand the liquidity products offered through our platform, including Instant Loans, we expect that transaction losses will increase and our transaction margin will remain flat or may decrease further in the near term compared to the first quarter of 2026. Moreover, if we are unable to accurately forecast the performance of the liquidity products offered through our platform and determine appropriate credit loss allowances or the fair value of our product obligation, our business, financial condition, and results of operations may be adversely affected. When we introduce new or expand existing products, we may be less able to forecast and carry appropriate reserves for those losses. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
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
Additionally, new laws or regulations related to interchange fees may be enacted. For example, in 2024 Illinois enacted the Interchange Fee Prohibition Act (“IFPA”), which, among other things, prohibits card issuers, card networks, and other entities from receiving interchange fees from or charging a merchant on the portion of a card transaction that is attributable to taxes or gratuities. Pursuant to an interim final rule and interim final order, as issued by the OCC on April 24 2026, national banks such as our current bank partners are not subject to or required to comply with the IFPA. However, the OCC’s actions may not fully resolve the uncertainties associated with the IFPA, including how courts may ultimately interpret the OCC’s preemption determinations. Should the IFPA or other legislation regulating interchange fees in other jurisdictions go into effect, then revenue from interchange-based fees that we derive from transactions subject to such legislation may be harmed. Complying with a patchwork of state laws governing interchange fees may create compliance burdens for our bank partners and us, which may adversely affect our business, financial condition, and results of operations.

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
If the CFPB changes or modifies federal consumer financial protection regulations under its rulemaking authority, modifies past regulatory guidance or prior interpretations, or interprets existing regulations in a different or stricter manner than prior interpretations by us, the industry, or other regulators, our compliance costs and litigation exposure may increase materially. For example, the application of existing fair-lending and consumer financial protection laws, including the Equal Credit Opportunity Act and Regulation B, to credit risk models that use alternative data, automated decision-making, or AI and ML remains subject to evolving regulatory interpretations. Regulators may apply the law in ways that require us or our bank partners to modify models, governance, adverse-action notice practices, monitoring, or related controls, which could increase compliance costs, reduce product flexibility, limit product availability or eligibility, or otherwise adversely affect our business, financial condition, and results of operations. In addition, federal and state regulatory priorities with respect to AI and automated decision-making remain subject to change, which may make business planning more difficult and increase the risk of inconsistent or overlapping supervisory expectations. Further, we cannot be certain of the regulatory priorities of the CFPB, including how aggressively it will exercise its supervisory and enforcement abilities, and regulatory uncertainty or future changes in the regulatory landscape, whether with respect to the CFPB, state regulators, or otherwise, may make our business planning more difficult or potentially harm our business, financial condition, and results of operations.
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
Some states have adopted laws regulating and requiring licensing or registration by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, some states and localities have also adopted laws requiring licensing for consumer debt collection or servicing, the acquisition of receivables or other economic interests related to consumer credit transactions, or other consumer financial activities. While we believe we have obtained, or are in the process of obtaining, all necessary licenses, the application of some consumer finance licensing laws to our platform and our products, as well as to our bank partners, continues to evolve and may vary by jurisdiction. In addition, state and local licensing requirements may change over time, including around loan solicitation (and related origination facilitation activities), servicing, and debt collection. If we are found to be in violation of applicable state or local licensing requirements by a court or a state, federal, or local enforcement agency, we may be subject to fines, criminal or civil penalties, damages, or injunctive relief, including requiring us to modify or suspend our business practices, and other penalties or consequences, and the loans that support the liquidity products offered through our platform may be rendered void or unenforceable in whole or in part, any of which may adversely affect our business, financial condition, and results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on our condensed consolidated financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Significant estimates and assumptions include, but are not limited to, product obligation, accrued transaction dispute losses, stock-based compensation, and the fair value of our common stock prior to our initial public offering. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which may cause our results of operations to fall below the expectations of securities analysts and investors and a decline in the market price of our Class A common stock.
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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders beneficially own all of the outstanding shares of our Class B common stock. As of March 31, 2026, Christopher Britt, our Co-Founder, Chairman, and Chief Executive Officer, held approximately 34.0% of the voting power of our outstanding capital stock; and Ryan King, our Co-Founder and a member of our board of directors, held approximately 30.8% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest and settle in equity awards (including in connection with the rights we granted each of our Co-Founders, pursuant to equity exchange right agreements we entered into with them, to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or upon vesting and settlement of restricted stock units, in each case for an equivalent number of shares of Class B common stock (the “Equity Award Exchange”) outstanding at the time of the completion of the IPO. If all such equity awards held by our Co-Founders (including the RSUs granted to our Co-Founders pursuant to the 2025 Co-Founder Special Awards that vest upon the satisfaction of a service condition and achievement of certain stock price goals (the “2025 Co-Founder Special Awards”)) had been exercised or had vested and been settled, as applicable, and the resulting shares of Class A common stock had been exchanged for shares of Class B common stock pursuant to the Equity Award Exchange, in each case as of March 31, 2026, Messrs. Britt and King would hold approximately 39.5% and 34.0% of the voting power of our outstanding capital stock. These future issuances of our Class B common stock will further dilute the voting power of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
None.

(b) Use of Proceeds
We received net proceeds from our IPO of approximately $770.6 million, after deducting underwriting discounts of $43.5 million and offering expenses of $14.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The net proceeds from our IPO were used to satisfy our tax withholding and remittance obligations related to the settlement of certain equity awards in connection with the IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus filed with the SEC on June 12, 2025, pursuant to Rule 424(b) of the Securities Act.
(c) Issuer Purchase of Equity Securities
The following table summarizes information relating to repurchases of our equity securities during the three months ended March 31, 2026:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
				(in millions)
January 1, 2026 to January 31, 2026	586,864	$26.22	586,864	$107
February 1, 2026 to February 28, 2026	816,771	$21.65	816,771	$89
March 1, 2026 to March 31, 2026	2,677,492	$19.67	2,677,492	$37
Total	4,081,127	$21.01	4,081,127	$37
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	August 11, 2025	3.1
3.2	Amended and Restated Bylaws of the registrant.	10-Q	August 11, 2025	3.2
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)				X

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Francisco, California, on May 7, 2026.

CHIME FINANCIAL, INC.

May 7, 2026	By:	/s/ Christopher Britt
Christopher Britt
Chief Executive Officer and Chairman

May 7, 2026	By:	/s/ Matthew Newcomb
Matthew Newcomb
Chief Financial Officer