Form 10-Q
period 2026-06-30
Chime Financial, Inc.
filed 2026-08-06
CIK 1795586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 347,019,852 and 31,565,259 and no shares of Class C common stock were outstanding.

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
•the sufficiency of our cash, cash equivalents, and investments and amounts available under our credit facility and from additional funding sources to meet our working capital and liquidity needs;
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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$536,045	$466,252
Restricted cash	65,014	14,508
Marketable securities	527,380	587,828
Product collateral	204,823	251,204
Accounts receivable, net	287,773	257,884
Loans held for investment, net	97,398	71,581
Prepaid expenses and other current assets	71,083	106,753
Total current assets	1,789,516	1,756,010
Property, equipment and software, net	97,429	94,320
Operating lease right of use assets, net	78,864	83,429
Other assets	30,840	30,846
Total assets	$1,996,649	$1,964,605
Liabilities and stockholders❜ equity
Current liabilities:
Accounts payable	$36,255	$38,680
Accrued and other current liabilities	216,638	201,862
Product obligation	134,324	147,382
Total current liabilities	387,217	387,924
Operating lease liabilities, net of current portion	117,847	123,284
Warehouse facility	50,000	—
Other non-current liabilities	36,763	51,691
Total liabilities	591,827	562,899
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0001 par value: 5,000,000,000 shares authorized, 347,106,501 shares issued and outstanding as of June 30, 2026. 5,000,000,000 shares authorized, 347,751,083 issued and outstanding as of December 31, 2025.	28	28
Class B common stock, $0.0001 par value: 65,000,000 shares authorized, 31,565,259 shares issued and outstanding as of June 30, 2026. 65,000,000 shares authorized, 32,182,289 issued and outstanding as of December 31, 2025.	3	3
Class C common stock, $0.0001 par value: 500,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Additional paid-in capital	4,698,137	4,775,607
Accumulated other comprehensive income (loss)	(548)	172
Accumulated deficit	(3,292,798)	(3,374,104)
Total stockholders’ equity	1,404,822	1,401,706
Total liabilities and stockholders’ equity	$1,996,649	$1,964,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$669,768	$528,149	$1,317,155	$1,046,893
Cost of revenue	74,895	67,120	141,969	127,538
Gross profit	594,873	461,029	1,175,186	919,355
Operating expenses:
Transaction and risk losses	103,287	98,247	192,192	207,392
Member support and operations	109,555	203,097	204,954	281,706
Sales and marketing	164,159	185,006	329,590	317,579
Technology and development	112,111	621,754	221,891	699,636
General and administrative	80,142	279,667	150,609	326,840
Depreciation and amortization	4,297	3,896	8,465	7,703
Total operating expenses	573,551	1,391,667	1,107,701	1,840,856
Income (loss) from operations	21,322	(930,638)	67,485	(921,501)
Other income, net	6,741	6,215	14,489	11,569
Net income (loss) before income taxes	28,063	(924,423)	81,974	(909,932)
Provision (benefit) for income taxes	213	(1,047)	668	505
Net income (loss)	$27,850	$(923,376)	$81,306	$(910,437)
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(7.29)	$0.21	$(9.44)
Diluted	$0.07	$(7.29)	$0.20	$(9.44)
Weighted average number of common shares outstanding used to compute net income (loss) per share attributable to common stockholders:
Basic	379,820,643	126,620,499	380,723,765	96,412,477
Diluted	393,420,014	126,620,499	396,943,274	96,412,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$27,850	$(923,376)	$81,306	$(910,437)
Other comprehensive income (loss):
Net unrealized loss on marketable securities, net of tax	(561)	(752)	(1,548)	(670)
Foreign currency translation adjustments	960	342	828	351
Total comprehensive income (loss)	$28,249	$(923,786)	$80,586	$(910,756)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	379,933,372	$31	$4,775,607	$(3,374,104)	$172	$1,401,706
Net income	—	—	—	—	—	53,456	—	53,456
Issuance of common stock upon exercise of stock options	—	—	4,880,740	—	13,923	—	—	13,923
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,871,134	—	(1,540)	—	—	(1,540)
Repurchases of common stock	—	—	(4,081,127)	—	(85,740)	—	—	(85,740)
Stock-based compensation	—	—	—	—	60,756	—	—	60,756
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,119)	(1,119)
Balance as of March 31, 2026	—	$—	382,604,119	$31	$4,763,006	$(3,320,648)	$(947)	$1,441,442
Net income	—	—	—	—	—	27,850	—	27,850
Issuance of common stock upon exercise of stock options	—	—	759,023	—	2,037	—	—	2,037
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	2,551,100	—	(1,467)	—	—	(1,467)
Repurchases of common stock	—	—	(7,322,737)	—	(136,334)	—	—	(136,334)
Stock-based charitable contribution	—	—	80,255	—	1,495	—	—	1,495
Stock-based compensation	—	—	—	—	69,400	—	—	69,400
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	399	399
Balance as of June 30, 2026	—	$—	378,671,760	$31	$4,698,137	$(3,292,798)	$(548)	$1,404,822
__________________
(1)The share amounts listed above combine Class A common stock and Class B common stock.

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

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$81,306	$(910,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,222	14,669
Non-cash lease expense	4,565	3,058
Stock-based compensation	130,052	918,843
Stock-based charitable contribution	1,495	11,168
Provision for transaction dispute losses	43,725	31,045
Change in fair value of product obligation	(52,282)	43,579
Provision for credit losses	29,362	44,096
Amortization of premium on marketable securities	(129)	(2,365)
Other	3,197	208
Changes in operating assets and liabilities:
Product collateral	46,381	(31,260)
Accounts receivable, net	(31,170)	(14,342)
Prepaid expenses and other assets	35,831	(1,432)
Accounts payable	(2,425)	15,954
Accrued and other liabilities	(45,614)	(93,291)
Operating lease liabilities	(3,784)	(7,773)
Settlements of the product obligation	39,224	(18,977)
Cash flows provided by operating activities	294,956	2,743
Investing activities:
Purchase of marketable securities	(235,641)	(234,050)
Proceeds from sales of marketable securities	—	256,514
Proceeds from maturities of marketable securities	292,300	123,200
Purchases of loans held for investment	(2,706,364)	(2,368,152)
Repayments of loans held for investment	2,652,466	2,311,634
Purchase of property, equipment and software	(16,560)	(3,631)
Capitalization of internal-use software	(832)	(6,389)
Cash flows provided by (used in) investing activities	(14,631)	79,126
Financing activities:
Payment of debt issuance costs	(905)	(1,134)
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts and offering costs paid	—	772,556
Taxes paid related to net share settlement of restricted stock units	(3,007)	(322,619)
Proceeds from borrowings under the warehouse facility	50,000	—
Proceeds from exercise of stock options	15,960	1,127
Repurchases of common stock	(222,074)	—
Cash flows provided by (used in) financing activities	(160,026)	449,930
Net increase in cash and cash equivalents and restricted cash	120,299	531,799
Cash, cash equivalents, and restricted cash, beginning of period	480,760	350,000
Cash, cash equivalents, and restricted cash, end of period	$601,059	$881,799
Cash and cash equivalents, end of the period	$536,045	$868,284
Restricted cash, end of the period	65,014	13,515
Cash, cash equivalents, and restricted cash, end of the period	$601,059	$881,799

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplementary cash flow disclosure:
Cash paid for interest	$246	$140
Cash paid for income taxes, net of refunds received	$1,020	$1,043
Supplemental disclosures of noncash investing and financing activities:
Deferred offering costs not yet paid	$—	$1,968
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$14,815
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$2,890,121
Purchases of property, equipment and software in accounts payable	$—	$294

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
There have been no material changes in the Company’s significant accounting policies from those that were disclosed in its 2025 Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented. The results of operations for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated. The reporting currency of the Company is the U.S. Dollar.
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
As of June 30, 2026 and December 31, 2025, the Company maintained its product collateral with its bank partners based on contractual agreements with each bank partner. Product collateral consists of cash collateral accounts to provide each respective bank partner with protection against losses from certain products.
As of June 30, 2026 and December 31, 2025, there were no concentrations of investments in securities of the same issuer, except for U.S. government securities, which amounted to $508.3 million and $563.6 million, or 96% and 96% of the investments in marketable securities. All debt securities within the Company’s portfolio are investment-grade securities.
As of June 30, 2026, the Company had receivables outstanding from two bank partners, that represent 46% of receivables collectively (27% and 19% for each respective bank partner), and one card network partner that represented 49% of receivables. As of December 31, 2025, the Company had receivables outstanding from two bank partners, that represent 46% of receivables collectively (26% and 20% for each respective bank partner), and one card network partner that represented 50% of receivables.
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides for a practical expedient to estimate credit losses related to accounts receivable and contract assets from revenue contracts accounted for in accordance with ASC 606 using information as of the balance sheet date. This ASU is effective for annual periods beginning after December 15, 2025 and early adoption is permitted. The Company adopted the amendments effective for the current fiscal year and the adoption did not have a material impact on the Company’s financial statements and related disclosures.
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
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 3 – REVENUE
Disaggregation of revenue
The Company’s products and services are offered only to members within the United States. The following table provides information about the Company’s disaggregated revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Payments revenue	$430,029	$366,101	$862,673	$741,413
Platform-related revenue (1)(2)	239,739	162,048	454,482	305,480
Total revenue	$669,768	$528,149	1,317,155	1,046,893
__________________
(1)In the three and six months ended June 30, 2026, platform-related revenue included $143.8 million and $268.9 million that was not derived from contracts with customers. In the three and six months ended June 30, 2025, platform-related revenue included $86.0 million and $157.7 million that was not derived from contracts with customers.
(2)In the three and six months ended June 30, 2026, platform-related revenue included $114.8 million and $218.7 million related to MyPay receivables, which was comprised of $71.9 million and $136.8 million related to off-balance sheet MyPay receivables and $42.9 million and $81.9 million related to on-balance sheet MyPay receivables. In the three and six months ended June 30, 2025, platform-related revenue included $77.7 million and $142.0 million related to MyPay receivables, which was comprised of 48.2 million and $87.1 million related to off-balance sheet MyPay receivables and $29.5 million and $54.9 million related to on-balance sheet MyPay receivables.

Deferred revenue
The Company records deferred revenue for member-paid tips received prior to the expiration of the contractual refundable period. The deferred revenue balances were as follows:

Balance as of December 31, 2025	$4,818
Balance as of June 30, 2026	5,111
Increase in deferred revenue during the period	$293
The Company recognized materially all revenue from amounts included in the opening deferred revenue balances for the six months ended June 30, 2026. Changes in deferred revenue during the periods are driven by the increase in the amount of tips paid by members for using SpotMe.
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The following table summarizes the assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$405,654	$—	$—
Restricted Cash:
Money market funds	$41,882	$—	$—
Marketable securities:
U.S. government securities	508,267	—	—
U.S. agency securities	—	19,113	—
Total assets	$955,803	$19,113	$—
Liabilities
Product obligation	$—	$—	$134,324
Total liabilities	$—	$—	$134,324

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$349,860	$—	$—
Marketable securities:
U.S. government securities	563,594	—	—
U.S. agency securities	—	24,234	—
Total assets	$913,454	$24,234	$—
Liabilities
Product obligation	$—	$—	$147,382
Total liabilities	$—	$—	$147,382
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
The following table presents quantitative information about the significant unobservable inputs for the product obligation measured at fair value on a recurring basis, weighted by the total unrecovered balance:

June 30, 2026
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.94% - 4.94%	3.98%
Expected loss rate	0.27% -100%	6.27%

December 31, 2025
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.48% - 3.48%	3.48%
Expected loss rate	0.27% - 100%	8.80%
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
NOTE 5 – MARKETABLE SECURITIES
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available for sale (“AFS”) securities aggregated by investment category:

	June 30, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$508,596	$66	$(395)	508,267
U.S. agency securities	19,185	—	(72)	19,113
Total marketable securities	$527,781	$66	$(467)	$527,380

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$562,463	$1,131	$—	$563,594
U.S. agency securities	24,218	16	—	24,234
Total marketable securities	$586,681	$1,147	$—	$587,828

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
As of June 30, 2026 and December 31, 2025, the Company had 63 and nil marketable securities positions in an unrealized loss position. The unrealized losses above were as a consequence of interest rate changes. The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, no allowance for credit losses was recorded. The cost of securities sold is based on the specific-identification method. There were no material realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025.
The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

	As of June 30, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$316,253	$(395)	$—	$—	$316,253	$(395)
U.S. agency securities	19,113	(72)	—	—	19,113	(72)
Total	$335,366	$(467)	$—	$—	$335,366	$(467)
There were no gross unrealized losses as of December 31, 2025.
The following table summarizes the Company’s marketable securities by contractual maturity:

	As of June 30, 2026
	Amortized Cost	Fair Value
Within one year	$408,512	$408,320
After one year to five years	119,269	119,060
Total	$527,781	$527,380
NOTE 6 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
Receivables due from bank partners(1)	$132,558	$116,217
Network incentive receivable	143,927	130,962
Other receivables	11,288	10,705
Accounts receivable, net	$287,773	$257,884
_________________
(1)Receivables due from bank partners are net of bank partner and network costs. As of June 30, 2026 and December 31, 2025, $95.6 million and $23.3 million of gross receivables due from bank partners were pledged as collateral.

The Company’s allowance for credit losses on accounts receivable was not material as of June 30, 2026 and December 31, 2025.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 7 - LOANS HELD FOR INVESTMENT, NET
Loans held for investment, net consisted of the following:

	June 30, 2026	December 31, 2025
Loans held for investment	$167,590	$148,221
Less: allowance for expected credit losses	(70,192)	(76,640)
Total loans held for investment, net	$97,398	$71,581
As of June 30, 2026, $13.8 million of loans held for investment are pledged as collateral under the warehouse credit facility. See Note 11 - Indebtedness and Note 12 - Variable Interest Entities for more information.
The Company analyzes its loans held for investment based on the aging of unpaid principal. This is the credit quality indicator management uses to evaluate the allowance for expected credit losses on loans held for investment. Below is a summary of the loans held for investment by vintage:

Days from origination	June 30, 2026	December 31, 2025
1 - 30	$99,796	$64,779
31 - 60	8,035	9,456
61 - 90	5,953	9,794
91 - 120	5,366	7,982
121 - 180	8,946	15,353
181 - 270	19,220	21,783
Greater than 270	20,274	19,074
Total	$167,590	$148,221
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
Below is a summary of the changes in allowance for expected credit losses on MyPay loans held for investment:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of the period	$76,640	$30,649
Provision for expected credit losses	28,081	$42,197
Amounts written off	(36,965)	$(942)
Recoveries collected	2,436	$—
Balance, end of the period	$70,192	$71,904
The Company began writing off loans held for investment during the second quarter in 2025, when such loans began aging beyond 365 days. Write-offs increased on a year over year basis as the population of loans meeting this criterion expanded.
Product Obligation
The following table presents a reconciliation of the Company’s product obligation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of the period	$121,141	$124,672	$147,382	$114,377
Change in fair value of product obligation(1)	(25,735)	14,828	(52,282)	43,579
Settlements	38,918	(521)	39,224	(18,977)
Balance, end of the period	$134,324	$138,979	$134,324	$138,979
__________________
(1)The change in fair value of the product obligation was recorded on the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Off-balance sheet MyPay receivables	(71,942)	(48,236)	$(136,775)	$(87,108)
Instant Loans	(20,852)	(1,563)	(34,609)	(1,563)
Total recorded as revenue	$(92,794)	$(49,799)	(171,384)	(88,671)
Transaction and risk losses:
Off-balance sheet MyPay receivables	26,748	34,051	51,751	69,451
Instant Loans	16,067	6,128	23,282	6,128
SpotMe and other negative balances	24,244	24,448	44,069	56,671
Total recorded as transaction and risk losses	$67,059	$64,627	119,102	132,250
Total change in fair value of the product obligation	$(25,735)	$14,828	$(52,282)	$43,579
The Company’s maximum exposure to losses under its product obligation was $812.6 million and $722.3 million as of June 30, 2026 and December 31, 2025, which represent the total possible undiscounted amounts the Company could be required to pay, assuming no recoveries.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 9 – PROPERTY, EQUIPMENT, AND SOFTWARE, NET
Property, equipment, and software, net consisted of the following:

	June 30, 2026	December 31, 2025
Computer equipment and purchased software	$6,023	$4,301
Furniture and fixtures	13,521	10,752
Leasehold improvements	91,489	79,429
Capitalized internal-use software	74,605	73,669
Total property, equipment, and software	185,638	168,151
Less: accumulated depreciation and amortization	(88,209)	(73,831)
Property, equipment, and software, net	$97,429	$94,320
Depreciation and amortization expense on property, equipment, and software was $7.9 million and $15.1 million for the three and six months ended June 30, 2026, and $7.4 million and $14.6 million for the three and six months ended June 30, 2025.
NOTE 10 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Assets
Other assets consisted of the following:

	June 30, 2026	December 31, 2025
Goodwill	$27,492	$27,492
Other assets	3,348	3,354
Total other assets	$30,840	$30,846
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued expenses	$104,150	$81,437
Accrued bonus	23,607	52,860
Current portion of lease liability	13,034	11,381
Accrued transaction dispute losses(1)	19,017	10,497
Network incentive obligation, current portion	26,522	12,522
Other current liabilities	30,308	33,165
Total accrued and other current liabilities	$216,638	$201,862
_________________
(1)The reconciliation of the beginning and ending accrued transaction dispute losses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued transaction dispute losses, beginning of the period	$14,817	$12,408	$10,497	$7,759
Provision for transaction dispute losses	21,398	13,074	43,725	31,045
Realized losses	(17,198)	(15,563)	(35,205)	(28,885)
Accrued transaction dispute losses, end of the period	$19,017	$9,919	$19,017	$9,919

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Network incentive obligation, net of current portion	$33,792	$48,804
Other non-current liabilities	2,971	2,887
Total other non-current liabilities	$36,763	$51,691
NOTE 11 – INDEBTEDNESS
Warehouse Facility
In June 2026, the Company established a trust (the “Trust”) to enter into a warehouse credit facility (the “Warehouse Facility”) with Goldman Sachs Lending Partners LLC. The Warehouse Facility has a maturity date of June 1, 2028 and is used to fund purchases of loans held for investment originated by certain bank partners. The facility provides for a total commitment amount of $200.0 million and an uncommitted amount of $300.0 million, for a total facility limit of $500.0 million. Uncommitted advances may be made at the lender’s sole and absolute discretion. Borrowings under the Warehouse Facility are secured by certain of the loans held for investment. In connection with the Warehouse Facility, the Company maintains a reserve account, which is contractually constrained as to its withdrawal and use, and is included in restricted cash on the condensed consolidated balance sheet. As of June 30, 2026, $50.0 million was outstanding under the Warehouse Facility.
Loans under the Warehouse Facility bear interest at a benchmark rate based on the secured overnight financing rate (“Term SOFR”) for a one-month interest period, plus an applicable margin of 1.90%. The Term SOFR rate is at all times subject to a floor of 0.50%. The Trust is also obligated to pay a draw fee of 0.30% per annum on each incremental advance above $200.0 million and an unused commitment fee of 0.25% per annum on the undrawn committed amount.
During the three and six months ended June 30, 2026, the Trust drew down an aggregate of $50.0 million on the Warehouse Facility. Interest expense for the three and six months ended June 30, 2026 was $0.2 million and was recorded within general and administrative expenses in the condensed consolidated statement of operations.
The Warehouse Facility contains certain customary affirmative and negative covenants and financial covenants including minimum liquidity and minimum tangible net worth. The Trust was in compliance with all covenants as of June 30, 2026.
Revolving Credit Facility
In March 2025, the Company entered into a $475.0 million senior secured revolving credit facility maturing on March 31, 2030 (the “credit facility”), which replaced its prior $125.0 million revolving credit facility. As of June 30, 2026, no funds have been drawn under the credit facility and the Company had letters of credit outstanding thereunder of $23.2 million.
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company’s obligations under the credit facility are required to be guaranteed by certain of its subsidiaries. Such obligations, including the guaranties, are secured by substantially all of the Company’s assets and those of the subsidiary guarantors. The credit facility includes customary affirmative and negative covenants, including, among others, restrictions on debt, liens, investments, fundamental changes, dividends, distributions, repurchases and/or redemptions of equity interests, and transactions with affiliates. In addition, the credit facility requires the Company to satisfy a minimum liquidity covenant. The Company was in compliance with all covenants as of June 30, 2026.
NOTE 12 – VARIABLE INTEREST ENTITIES
In June 2026, the Company established the Trust, which is a VIE, to enter into the Warehouse Facility. Refer to Note 11 – Indebtedness for additional information. The Trust was formed for the limited purpose of purchasing loan receivables from the Company and pledging them as collateral to secure borrowings under the Warehouse Facility. The Company holds a significant interest in the Trust through its ownership of the residual beneficial interest, which is the first interest to absorb losses should the receivables not generate sufficient cash flows to satisfy more senior claims. The Company may be required to provide financial support to the Trust in the form of providing capital contributions to fund receivable purchases when the Trust lacks sufficient cash under the facility. The Company makes standard representations and warranties with respect to the loan receivables sold to the trust and may be required to repurchase certain loan receivables that fail to meet specified eligibility criteria.
The Company is the primary beneficiary of the Trust because it or one of its consolidated subsidiaries has (i) the power to direct the activities that most significantly affect the Trust's economic performance through its continued involvement as servicer and administrator of the underlying loans, and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the Trust through its first loss residual beneficial interest. Accordingly, the Company consolidates the Trust in its condensed consolidated financial statements.
The following table presents the carrying amounts of the Trust’s assets and liabilities included in the Company’s condensed consolidated balance sheets and excludes intercompany balances that eliminate upon consolidation. The creditors of the Trust have no recourse to the general credit of the Company and the assets of the Trust can only be used to settle obligations of the Trust.

June 30, 2026
Assets of VIE
Restricted cash	$49,459
Loans held for investment, net	12,536
Other assets	867
Total assets of VIE	$62,862
Liabilities of VIE
Accrued and other current liabilities	$130
Warehouse facility	50,000
Total liabilities of VIE	$50,130
Total net assets of VIE	$12,732
NOTE 13 – COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of June 30, 2026, no terms of the preferred stock have been designated, no shares of preferred stock were outstanding and the Company had no present plan to issue any shares of preferred stock.
Common Stock
The Company has three series of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
convertible at any time into one share of Class A common stock. Shares of Class C common stock have zero voting rights, except as otherwise required by law. Common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the three and six months ended June 30, 2026 and 2025.
NOTE 14 – STOCK-BASED COMPENSATION
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
As of June 30, 2026, there were 64,424,183 shares of Class A common stock reserved for future issuance under the 2025 Plan.
Stock Options
Service-based stock options
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2026 is as follows:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	25,280,942	$10.86	5.48	$368,580
Granted	3,955,185	21.63
Exercised	(5,639,763)	2.83
Forfeited/Cancelled	(291,987)	19.61
Balance as of June 30, 2026	23,304,377	$14.52	6.38	$164,439
Vested and expected to vest as of June 30, 2026	23,304,377	$14.52	6.38	$164,439
Exercisable as of June 30, 2026	14,988,786	$10.51	5.01	$155,388
Performance stock options
In 2024, the Company granted performance stock options to certain executives that were subject to both service-based and performance-based vesting conditions. As of June 30, 2026 and December 31, 2025, 400,000 options were outstanding at a weighted average exercise price of $17.35. As of June 30, 2026, 233,332 options were exercisable.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
RSAs
Service-Based RSAs
A summary of the Company’s service-based RSA activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	498,722	$23.25
Granted	—	—
Vested	(138,894)	23.25
Forfeited/Cancelled	—	—
Balance as of June 30, 2026	359,828	$23.25
Performance-Based RSAs
The Company has granted RSAs to certain employees which vest based upon the achievement of designated operational metrics and continued employment through the date the designated operational metrics are achieved. A summary of the Company’s performance-based RSA activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	483,125	$23.25
Granted	—	—
Vested	(18,666)	23.25
Forfeited/Cancelled	—	—
Balance as of June 30, 2026	464,459	$23.25
RSUs
A summary of the Company’s service-based RSUs activity is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Unvested as of December 31, 2025	20,874,834	$24.43
Granted	10,668,124	20.84
Vested	(254,055)	21.13
Vested and settled (1)	(4,582,465)	23.39
Forfeited/Cancelled	(2,881,237)	23.25
Unvested as of June 30, 2026	23,825,201	$23.04
__________________
(1)Includes 160,231 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the six months ended June 30, 2026.

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
A summary of the Company’s performance-based PSU activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	6,669,297	$26.74
Granted	—	—
Vested	—	—
Forfeited/Cancelled	(65,368)	23.25
Balance as of June 30, 2026	6,603,929	$26.77
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
All 1,600,000 market-based PSUs were outstanding as of June 30, 2026 as none have vested or been cancelled. The weighted-average grant date fair value per share of the awards is $23.96.
2025 Employee Stock Purchase Plan
As of June 30, 2026, a total of 13,089,515 shares of Class A common stock are reserved for sale under the 2025 Employee Stock Purchase Plan (the “ESPP”).
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
The grant date of the initial offering period was February 20, 2026, and that offering period shall end on August 20, 2026. As of June 30, 2026, the Company recorded a liability of $6.7 million related to the accumulated payroll deductions, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Member support and operations	$9,237	$119,517	$17,759	$120,641
Sales and marketing	4,390	42,406	8,390	42,889
Technology and development	28,159	530,249	53,562	533,952
General and administrative	27,614	217,975	50,341	221,361
Total	$69,400	$910,147	$130,052	$918,843
As of June 30, 2026, there was $550.8 million of unrecognized stock based compensation expected to be recognized over a weighted average period of 2.90 years.
NOTE 15 – NET INCOME (LOSS) PER SHARE
The Company presents net income (loss) per share in conformity with the two-class method required for multiple classes of common stock and participating securities. Class A, Class B, and Class C common stock share proportionately, on a per share basis, in the Company’s net income (loss) and participate equally in the dividends on common stock, if declared. The Company allocates net income (loss) attributable to common stock between each class of common stock on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share for each class of common stock are equivalent. The Company considers redeemable convertible preferred stock, which was outstanding prior to the Company’s IPO, to be participating securities.
The Company calculates basic net income (loss) per share attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For the purpose of calculating weighted-average number of shares of common stock outstanding, common stock outstanding prior to the close of the Company’s IPO which were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock upon the IPO have been retroactively adjusted to reflect the reclassification. Diluted net income (loss) per share is computed using the weighted-average number of shares common stock outstanding in each class, after giving consideration to the effect of potentially dilutive securities outstanding during the period, including stock options, unvested shares, and ESPP shares. The dilutive effect of potentially dilutive securities is determined using the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026			2026
	Class A	Class B	Consolidated	Class A	Class B	Consolidated
Basic EPS:
Numerator:
Net income	$25,520	$2,330	$27,850	$74,482	$6,824	$81,306
Net income attributable to common stockholders	$25,520	$2,330	$27,850	$74,482	$6,824	$81,306
Denominator:
Basic weighted-average common shares outstanding	348,049,758	31,770,885	379,820,643	348,770,966	31,952,799	380,723,765
Basic EPS	$0.07	$0.07	$0.07	$0.21	$0.21	$0.21

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$25,520	$2,330	$27,850	$74,482	$6,824	$81,306
Reallocation of net income to Class B common stock	2,330	(81)	—	6,824	(279)	—
Net income for diluted EPS	$27,850	$2,249	$27,850	$81,306	$6,545	$81,306
Denominator:
Basic weighted-average common shares outstanding	348,049,758	31,770,885	379,820,643	348,770,966	31,952,799	380,723,765
Dilutive effect of potentially dilutive securities	13,599,371		13,599,371	16,219,509		16,219,509
Conversion of Class B to Class A common stock	31,770,885			31,952,799		—
Diluted weighted-average common shares outstanding	393,420,014	31,770,885	393,420,014	396,943,274	31,952,799	396,943,274
Diluted EPS	$0.07	$0.07	$0.07	$0.20	$0.20	$0.20

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025			2025
	Class A	Class B	Consolidated	Class A	Class B	Consolidated
Basic EPS:
Numerator:
Net income (loss)	$(876,954)	$(46,422)	$(923,376)	$(880,215)	$(30,222)	$(910,437)
Net income (loss) attributable to common stockholders	$(876,954)	$(46,422)	$(923,376)	$(880,215)	$(30,222)	$(910,437)
Denominator:
Basic weighted-average common shares outstanding	120,254,772	6,365,727	126,620,499	93,212,028	3,200,449	96,412,477
Basic EPS	$(7.29)	$(7.29)	$(7.29)	$(9.44)	$(9.44)	$(9.44)

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$(876,954)	$(46,422)	$(923,376)	$(880,215)	$(30,222)	$(910,437)
Reallocation of net income (loss) to Class B common stock	(46,422)	—	—	(30,222)	—	—
Net income (loss) for diluted EPS	$(923,376)	$(46,422)	$(923,376)	$(910,437)	$(30,222)	$(910,437)
Denominator:
Basic weighted-average common shares outstanding	120,254,772	6,365,727	126,620,499	93,212,028	3,200,449	96,412,477
Conversion of Class B to Class A common stock	6,365,727	—	—	3,200,449	—	—
Diluted weighted-average common shares outstanding	126,620,499	6,365,727	126,620,499	96,412,477	3,200,449	96,412,477
Diluted EPS	$(7.29)	$(7.29)	$(7.29)	$(9.44)	$(9.44)	$(9.44)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding options to purchase common stock	10,787,139	33,550,254	9,952,863	33,550,254
Unvested service-based RSUs	11,484,307	23,132,280	2,745,764	23,132,280
Unvested performance-based PSUs	6,603,929	6,729,943	6,603,929	6,729,943
Unvested market-based PSUs	1,600,000	1,600,000	1,600,000	1,600,000
Unvested restricted stock awards	472,244	1,175,709	464,459	1,175,709
Warrants to purchase common stock	—	787,840	—	787,840
Total anti-dilutive securities	30,947,619	66,976,026	21,367,015	66,976,026

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
The Company established the Chime Scholars Foundation (the “Foundation”), a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipients generally located in the communities the Company serves. In connection with this initiative, the Company entered into an agreement to gift 3,210,192 shares of the Company’s Class A common stock to the Foundation. In March 2026, the agreement was amended to provide for quarterly, rather than annual, share transfers beginning in the second quarter of 2026. The Company gifted 80,255 shares of the Company’s Class A common stock in the three and six months ended June 30, 2026 and gifted 321,019 shares of the Company’s Class A common stock in the three and six months ended June 30, 2025. The Company recognized $1.5 million in the three and six months ended June 30, 2026 and $11.2 million in the three and six months ended June 30, 2025 in stock-based charitable contribution for the fair value of donated shares, based on the closing stock price on the day of donation, within general and administrative expenses in the condensed consolidated statement of operations. Cash donations are recognized as expenses when paid to the Foundation. There were no cash donations during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, cash donations were nil and $0.7 million.
NOTE 17 – INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	28,063	(924,423)	$81,974	$(909,932)
Provision for income taxes	213	(1,047)	668	505
Effective tax rate	0.8%	0.1%	0.8%	(0.1)%

The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, the Company updates its estimated annual ETR and makes a year-to-date calculation of the provision.
The Company’s ETR was 0.8% and 0.8% for the three and six months ended June 30, 2026 . The primary difference between the ETR and the federal statutory tax rate for each period was due to the non-deductible executive compensation, the excess tax benefits from stock-based compensation and valuation allowance on the Company’s deferred tax assets. Tax expense for the three and six months ended June 30, 2026 was primarily due to certain state taxes.
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
Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. As of June 30, 2026, the Company maintained a full valuation allowance against the net deferred tax assets in applicable jurisdictions.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 18 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain property under operating leases that expire at various dates. The most significant of these operating leases is the corporate headquarters in San Francisco, California. For the three and six months ended June 30, 2026, rent expense for all operating leases was $4.0 million and $8.0 million. For the three and six months ended June 30, 2025, rent expense for all operating leases was $2.7 million and $5.5 million.
The Company’s operating lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed operating lease costs	$3,977	$2,622	$7,958	$5,271
Variable operating lease costs	2,022	1,940	4,106	3,676
Short-term lease cost	45	73	89	216
Sublease income	—	(225)	—	(449)
Total lease cost	$6,044	$4,410	$12,153	$8,714
Variable operating lease costs are primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses.
Cash flows related to leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flows:
Payments for operating lease liabilities	$3,619	$4,934	$7,599	$9,810
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
NOTE 19 – SUBSEQUENT EVENT
On July 31, 2026, the Company committed to a reorganization (the “Plan”) to better align the Company’s personnel with its strategic priorities,improve operational efficiency, and position the Company for continued growth.
The Plan involves the reduction of approximately 10% of the Company’s total workforce. The Company estimates that it will incur approximately $16 million to $20 million in net cash restructuring charges in the third quarter of 2026, partially offset by a reversal of approximately $9 million to $12 million in non-cash stock-based compensation expense as discussed below, resulting in an expected impact to net income of $6 million to $9 million,. The Company expects that most cash payments and expenses related to the reduction in personnel will

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
be incurred by the end of the third quarter of 2026, and that the implementation of the Plan will be substantially complete by the end of the third quarter of 2026.
With respect to stock-based compensation, also as part of the Plan, the Company allowed a portion of the affected employees’ stock awards to vest that otherwise would have required continued service. However, as a result of the reversal of stock-based compensation expense that had been previously recognized (under the accelerated attribution method, generally) for the forfeited portions of the impacted employees’ stock awards, the Company expects the Plan will result in a net reduction to stock-based compensation expense of approximately $9 million to $12 million, most of which will be recognized in the third quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed elsewhere, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Financial data as of and for the three and six months ended June 30, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
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
Through our broad suite of products, we have built trusted relationships with 10.4 million Active Members as of June 30, 2026. The majority of our Active Members rely on Chime to serve as their primary financial relationship, which we believe are the most valuable relationships in consumer financial services. As our members’ central financial hub, Chime becomes the platform through which members consistently deposit their paychecks and conduct their everyday spend, creating durable and long-lasting relationships with high engagement and exceptional member satisfaction.
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
Key Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for Average Revenue per Active Member)	2026	2025	2026	2025
Purchase Volume	$38,034	$32,430	$76,743	$66,970
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

	Three Months Ended June 30,
(in millions, except for Average Revenue per Active Member)	2026	2025
Active Members	10.4	8.7
Average Revenue per Active Member (ARPAM)	$260	$245
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
The following table presents a reconciliation of gross profit to transaction profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Gross profit	$594,873	$461,029	$1,175,186	$919,355
Gross margin	89%	87%	89%	88%
Adjusted for: Transaction and risk losses	103,287	98,247	192,192	207,392
Transaction profit	$491,586	$362,782	$982,994	$711,963
Transaction margin	73%	69%	75%	68%

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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income (loss)	$27,850	$(923,376)	$81,306	$(910,437)
Net margin	4%	(175)%	6%	(87)%
Adjusted for:
Depreciation and amortization expense	7,557	7,411	15,222	14,669
Other (income) expense, net(1)	(6,741)	(6,215)	(14,489)	(11,569)
Provision (benefit) for income taxes	213	(1,047)	668	505
Stock-based compensation expense and related payroll tax	71,198	928,062	136,014	936,758
Stock-based charitable contribution expense	1,495	11,168	1,495	11,168
Adjusted EBITDA	$101,572	$16,003	$220,216	$41,094
Adjusted EBITDA margin	15%	3%	17%	4%
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

In the second quarter of 2026, we launched Chime Prime, our premium membership tier. Chime Prime offers members cash back on a spending category of choice, which is recorded as a reduction of revenue.
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
We offer our members access to a network of fee-free ATMs. Each time members withdraw money at certain ATMs that are not in our network of fee-free ATMs, we charge them a fixed ATM fee in accordance with the terms and conditions in the member agreements. As we maintain control of the integrated transaction processing services before delivery to our members, we record revenue on a gross basis.
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
Member Support and Operations
Member support and operations expenses include the costs of the third-party vendors we use for certain member support and loss prevention services, the costs of physical card issuance, software to help manage member interactions, and member onboarding, activation, and account verification expenses. Member support and operations also includes personnel-related expenses including salaries, employee benefit costs, and stock-based compensation for employees engaged in member support, risk, and operations functions, and allocated overhead.
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
Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue	$669,768	$528,149	$1,317,155	$1,046,893
Cost of revenue(1)	74,895	67,120	141,969	127,538
Gross profit	594,873	461,029	1,175,186	919,355
Operating expenses:
Transaction and risk losses	103,287	98,247	192,192	207,392
Member support and operations(2)	109,555	203,097	204,954	281,706
Sales and marketing(2)	164,159	185,006	329,590	317,579
Technology and development(2)	112,111	621,754	221,891	699,636
General and administrative(2)	80,142	279,667	150,609	326,840
Depreciation and amortization(1)	4,297	3,896	8,465	7,703
Total operating expenses	573,551	1,391,667	1,107,701	1,840,856
Income (loss) from operations	21,322	(930,638)	67,485	(921,501)
Other income, net	6,741	6,215	14,489	11,569
Net income (loss) before income taxes	28,063	(924,423)	81,974	(909,932)
Provision (benefit) for income taxes	213	(1,047)	668	505
Net income (loss)	$27,850	$(923,376)	$81,306	$(910,437)
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(7.29)	$0.21	$(9.44)
Diluted	$0.07	$(7.29)	$0.20	$(9.44)
Weighted average number of common shares outstanding used to compute net income (loss) per share attributable to common stockholders:
Basic	379,820,643	126,620,499	380,723,765	96,412,477
Diluted	393,420,014	126,620,499	396,943,274	96,412,477
__________________
(1)Total depreciation and amortization includes amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization recorded in cost of revenue	$3,260	$3,515	$6,757	$6,966
Depreciation and amortization recorded as operating expense	4,297	3,896	8,465	7,703
Total depreciation and amortization	$7,557	$7,411	$15,222	$14,669

(2)Amounts include stock-based compensation and related payroll tax as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Member support and operations	$9,515	$122,586	$18,451	$123,710
Sales and marketing	4,521	43,403	9,114	43,886
Technology and development	29,140	540,216	56,565	543,919
General and administrative	28,022	221,857	51,884	225,243
Total stock-based compensation expense and related payroll tax	$71,198	$928,062	$136,014	$936,758
Comparison of the three and six months ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Payments revenue	$430,029	$366,101	$63,928	17%	$862,673	$741,413	$121,260	16%
Platform-related revenue	239,739	162,048	77,691	48%	454,482	305,480	149,002	49%
Total revenue	$669,768	$528,149	$141,619	27%	$1,317,155	$1,046,893	$270,262	26%
Total revenue for the three and six months ended June 30, 2026 increased by $141.6 million or 27% and $270.3 million, or 26%, year over year, primarily driven by the growth of our total Active Members and the associated increase in Purchase Volume, a continued shift in payment mix toward credit from debit with the launch of Chime Prime, as well as the continued growth of MyPay, Instant Loans, and outbound instant transfers.
Payments revenue
Payments revenue increased by $63.9 million or 17% and $121.3 million, or 16%, for the three and six months ended June 30, 2026 compared to the same periods in 2025.
For the three months ended June 30, 2026, this increase primarily reflected a $63.7 million, or 62%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2025. The increase in payments revenue was driven by a 5.6 billion, or 17%, increase in Purchase Volume for the three months ended June 30, 2026 compared to the same period in 2025. For the three months ended June 30, 2026 and 2025, interchange-based fees from debit card transactions represented 39% and 50% of revenue, with debit card transactions representing 73% and 84% of Purchase Volume. For the three months ended June 30, 2026 and 2025, interchange-based fees from credit card transactions represented 25% and 20% of revenue, with credit card transactions representing 27% and 16% of Purchase Volume.
For the six months ended June 30, 2026, this increase primarily reflected a $121.3 million, or 58%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2025. The increase in payments revenue was driven by a $9.8 billion, or 15%, increase in Purchase Volume for the six months ended June 30, 2026 compared to the same period in 2025. For the six months ended June 30, 2026 and 2025, interchange-based fees from debit card transactions represented 40% and 51% of revenue, with debit card transactions representing 75% and 84% of Purchase Volume. For the six months ended June 30, 2026 and 2025, interchange-based fees from credit card transactions represented 25% and 20% of revenue, with credit card transactions representing 25% and 16% of Purchase Volume.
The increase in Purchase Volume was driven, in part, by a 1.7 million, or 20%, increase in Active Members as of June 30, 2026 compared to June 30, 2025. Increasing the number of Active Members on our platform helps drive Purchase Volume, which increases the interchange-based fees generated and the payments revenue that we recognize.

Platform-related revenue
Platform-related revenue for the three and six months ended June 30, 2026 increased $77.7 million, or 48%, and $149.0 million, or 49%, year over year. For the three and six months ended June 30, 2026, the increase was primarily driven by a $37.1 million and $76.7 million increase year over year from MyPay driven by our new variable pricing plan adopted in the first quarter of 2026 and increased MyPay transaction volume from continued adoption. Additionally, during the three and six months ended June 30, 2026, Instant Loan revenue increased $19.7 million and $32.7 million and outbound instant transfer fees increased $14.9 million and $30.5 million as members continued to adopt these products.
Cost of revenue

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Cost of revenue	$74,895	$67,120	$7,775	12%	$141,969	$127,538	$14,431	11%
Cost of revenue for the three months ended June 30, 2026 increased $7.8 million, or 12%, driven by a $13.4 million increase in card and ATM network expenses, net of incentives, partially offset by a $5.6 million decrease in transaction processing and bank partner costs. Cost of revenue for the six months ended June 30, 2026 increased $14.4 million, or 11%, driven by a $25.6 million increase in card and ATM network expenses, net of incentives, partially offset by a $11.2 million decrease in transaction processing and bank partner costs.
The increase in card and ATM network expenses in the three and six months ended June 30, 2026 compared to the prior year was driven both by the increase in Active Members and from Active Members engaging more frequently with our products, including instant transfers. The decrease in transaction processing and bank partner costs in the three and six months ended June 30, 2026 compared to the prior year was driven by cost savings following our migration from a third-party transaction processor to ChimeCore, which occurred in the fourth quarter of 2025, partially offset by growth in Active Members, the related growth in Purchase Volume, and the shift in payment mix toward credit.
Operating expenses

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Transaction and risk losses	$103,287	$98,247	$5,040	5%	$192,192	$207,392	$(15,200)	(7)%
Member support and operations	109,555	203,097	(93,542)	(46)%	204,954	281,706	(76,752)	(27)%
Sales and marketing	164,159	185,006	(20,847)	(11)%	329,590	317,579	12,011	4%
Technology and development	112,111	621,754	(509,643)	(82)%	221,891	699,636	(477,745)	(68)%
General and administrative	80,142	279,667	(199,525)	(71)%	150,609	326,840	(176,231)	(54)%
Depreciation and amortization	4,297	3,896	401	10%	8,465	7,703	762	10%
Total operating expenses	$573,551	$1,391,667	$(818,116)	(59)%	$1,107,701	$1,840,856	$(733,155)	(40)%
Operating expenses decreased by $818.1 million, or 59%, and $733.2 million, or 40%, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 driven by the following changes:

Transaction and risk losses
Transaction and risk losses for the three months ended June 30, 2026 increased by $5.0 million, or 5%, year over year, driven by an increase of $9.9 million in transaction and risk losses related to our Instant Loans product primarily due to higher volumes, and an increase of $8.3 million in transaction dispute losses primarily attributable to the increase in Purchase Volume and increase in the rate of disputed transactions. These increases were partially offset by a decrease of $13.0 million in losses related to MyPay, primarily attributable to improved loss rates on originations made during the current period.
Transaction and risk losses for the six months ended June 30, 2026 decreased by $15.2 million, or 7%, year over year, driven by a decrease of $31.4 million in losses related to MyPay, primarily attributable to improved loss rates on originations made during the current period. Losses related to SpotMe and other member negative balances also decreased by $12.6 million, primarily due to isolated fraud incidents in the first quarter of 2025. These decreases were partially offset by an increase of $16.2 million in transaction and risk losses related to our Instant Loans product primarily due to higher volumes, and an increase of $12.7 million in transaction dispute losses primarily attributable to the increase in Purchase Volume and increase in the rate of disputed transactions.
Member support and operations
Member support and operations expenses for the three and six months ended June 30, 2026 decreased by $93.5 million or 46% and $76.8 million, or 27%, year over year driven by a decrease in stock-based compensation and related payroll tax of $113.1 million and $105.3 million as higher stock-based compensation expenses were recognized as a result of our IPO in the second quarter of 2025. This was partially offset by a $10.0 million and $12.7 million increase in member onboarding costs in the three and six months ended June 30, 2026 attributable to activation expenses associated with Chime Prime.
Sales and marketing
Sales and marketing expenses for the three months ended June 30, 2026 decreased by $20.8 million, or 11%, year over year driven by a decrease in stock-based compensation and related payroll tax of $38.9 million in the three months ended June 30, 2026 compared to the prior year as higher stock-based compensation expenses were recognized as a result of our IPO in the second quarter of 2025. This was partially offset by an increase of $16.3 million in marketing and promotional activities in the three months ended June 30, 2026 compared to the prior year.
Sales and marketing expenses for the six months ended June 30, 2026 increased by $12.0 million, or 4%, year over year driven by an increase of $42.0 million in marketing and promotional activities in the six months ended June 30, 2026 compared to the prior year. This was partially offset by a decrease in stock-based compensation and related payroll tax of $34.8 million in the six months ended June 30, 2026 compared to the prior year as higher stock-based compensation expenses were recognized as a result of our IPO in the second quarter of 2025.
Technology and development
Technology and development expenses for the three and six months ended June 30, 2026 decreased by $509.6 million, or 82%, and $477.7 million, or 68%, year over year primarily driven by a decrease in stock-based compensation and related payroll tax of $511.1 million and $487.4 million in the three and six months ended June 30, 2026 compared to the prior year as higher stock-based compensation expenses were recognized as a result of our IPO in the second quarter of 2025.
General and administrative
General and administrative expenses for the three and six months ended June 30, 2026 decreased by $199.5 million, or 71%, and $176.2 million, or 54%, year over year, primarily driven by a decrease in stock-based compensation and related payroll tax of $193.8 million and $173.4 million in the three and six months ended June 30, 2026 compared to the prior year as higher stock-based compensation expenses were recognized as a result of our IPO in the second quarter of 2025.

Other income, net

	Three Months Ended June 30,		Change	Change	Six Months Ended June 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Other income, net	$6,741	$6,215	$526	8%	$14,489	$11,569	$2,920	25%
Other income, net for the three and six months ended June 30, 2026 increased by $0.5 million, or 8%, and $2.9 million, or 25%, year over year, primarily attributable to an increase in interest income due to higher balances on interest-bearing assets.
Liquidity and Capital Resources
Sources and Uses of Funds
As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents of $536.0 million and investments in marketable securities of $527.4 million. Additionally, we have $451.8 million in borrowing capacity under our revolving credit facility and $150.0 million of remaining committed capacity under our warehouse facility.
Our bank partners also retain accounts and receivables related to Chime-branded credit and liquidity products on their balance sheet, and pursuant to the Bancorp MSA, Bancorp committed to retain certain receivables on its balance sheet in an amount, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Based on Bancorp’s tier 1 capital as of June 30, 2026, the amount of this commitment would have been approximately $1.8 billion (with such amount in connection with liquidity products excluding Credit Builder not to exceed approximately $1.1 billion). Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp.
In November 2025, our board of directors approved a share repurchase program with authorization to purchase up to $200.0 million of our Class A common stock at management’s discretion, and in May 2026 we announced that our board of directors approved an additional $200.0 million share repurchase authorization. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market purchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The program does not obligate us to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time at our discretion without prior notice, subject to all applicable securities laws. During the three and six months ended June 30, 2026, we repurchased approximately 7.3 million and 11.4 million shares of our common stock for an aggregate purchase price of $136.3 million and $222.1 million.

In June 2026, we established a trust to enter into a credit agreement with Goldman Sachs Lending Partners LLC as the lender which provides for a commitment amount of $200.0 million, with a total facility limit of $500.0 million, maturing on June 1, 2028 (the “Warehouse Facility”), with an intent to access additional financing in support of our MyPay product and to supplement our existing bank partner model. As of June 30, 2026, $50.0 million was outstanding under the Warehouse Facility with $150.0 million of remaining committed capacity available. The expected utilization of the Warehouse Facility may depend on a variety of factors, including the growth of MyPay origination volumes. We maintain a reserve account pledged as first-priority collateral to the lender which is not available for general use and may only be disbursed in accordance with the Warehouse Facility’s payment waterfall. The Warehouse Facility includes customary affirmative and negative covenants and requires us to maintain certain levels of minimum liquidity and minimum tangible net worth. We are in compliance with all covenants as of June 30, 2026. See Note 11 - Indebtedness within the notes to our condensed consolidated financial statements included in this Quarterly Report for additional information.
We believe that our current available cash and cash equivalents and investments in marketable securities, together with amounts available for borrowing under the credit facility and Warehouse Facility, will be sufficient to meet our working capital needs for at least the next twelve months. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our growth, our ability to attract and retain Active Members, the timing and extent of spending to support our efforts to develop our platform, the growth of liquidity products, including MyPay, Instant Loans, and SpotMe, the expansion of sales and marketing activities, potential merger and acquisition activity, and other strategic initiatives.
Cash Flows
The following table shows the generation and use of cash for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows provided by (used in):
Operating activities	$294,956	$2,743
Investing activities	$(14,631)	$79,126
Financing activities	$(160,026)	$449,930
Cash Flows from Operating Activities
Cash provided by operating activities was $295.0 million for the six months ended June 30, 2026, compared to $2.7 million in the six months ended June 30, 2025. The increase of $292.2 million consists of a $991.7 million increase in net income and an increase of $189.6 million in changes in working capital, partially offset by a decrease of $889.1 million in non-cash adjustments.
The increase of $189.6 million in changes in working capital for the six months ended June 30, 2026 compared to the prior year was primarily driven by a decrease in our product collateral requirements primarily due to enhancements in our loss recovery processes, the timing of upfront payments received related to our network incentive obligation, and the timing of vendor payments. Additionally, settlements related to our product obligation were cash inflows of $39.2 million in the six months ended June 30, 2026, compared to cash outflows of $19.0 million in the six months ended June 30, 2025, primarily due to the growth of MyPay and Instant Loans revenue and the improved unit economics of MyPay compared to the prior year. This favorability was partially offset by settlements related to SpotMe and other negative balances, which were elevated in the six months ended June 30, 2026 due to the settlement of prior year fraud events.
The decrease of $889.1 million in non-cash adjustments for the six months ended June 30, 2026 compared to the prior year was primarily driven by a $788.8 million decrease in stock-based compensation as the liquidity-based vesting condition for certain equity awards was met in connection with our IPO in 2025. Additionally, the change in fair value of the product obligation was $(52.3) million in the six months ended June 30, 2026, compared to $43.6 million in the prior year. This change is attributable to the growth of MyPay and Instant Loans revenue, decrease in

SpotMe and other negative balances transaction and risk losses, and improved MyPay loss rates and unit economics. See Note 8 - Credit Obligations within the notes to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Cash Flows from Investing Activities
Cash used in investing activities was $14.6 million for the six months ended June 30, 2026, primarily due to $2,706.4 million in purchases of loans held for investment offset by $2,652.5 million in repayments of loans held for investment.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2026, cash used in financing activities was $160.0 million, primarily due to $222.1 million from repurchases of common stock, partially offset by $50.0 million in proceeds from borrowings under the Warehouse Facility and $16.0 million in proceeds from the exercise of stock options.
For the six months ended June 30, 2025, cash provided by financing activities was $449.9 million, primarily due to $772.6 million from the issuance of common stock in connection with our IPO in the second quarter of 2025, net of offering costs paid, partially offset by taxes paid related to the net share settlement of restricted stock units of $322.6 million.
Dilution
We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, outstanding restricted stock units, outstanding PSUs, and shares reserved for charitable donations.
As of June 30, 2026, our fully diluted share count was as follows:

Class A and B common stock issued and outstanding	378,671,760
Stock options outstanding	23,704,377
Service-based RSUs outstanding	24,079,256
PSUs outstanding	8,203,929
Shares reserved for charitable donations	2,808,918
Total fully diluted share count	437,468,240
For further information see Note 13 - Common Stock and Stockholders’ Equity and Note 15 - Net Income (Loss) Per Share within the notes to our condensed consolidated financial statements included in this Quarterly Report.
Commitments
Leases
As of June 30, 2026, we had future minimum operating lease payments under non-cancelable leases of $165.1 million related to leases we have recognized on our condensed consolidated balance sheet which are due over a weighted average period of 8 years. Of the non-cancelable lease payments, $8.2 million is payable in the remainder of 2026. For additional discussion on our operating leases, see Note 18 – Commitments and Contingencies within the notes to our condensed consolidated financial statements included in this Quarterly Report.

Purchase Commitments
Our non-cancellable purchase commitments are primarily related to our cloud infrastructure services and various marketing partnerships. As of June 30, 2026, we had non-cancellable purchase obligations of $255.1 million, of which $83.0 million is due in the remainder of 2026.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2025 Form 10-K.
Recent Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies within the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Sensitivity
Our cash and cash equivalents, and marketable debt securities as of June 30, 2026, were held primarily in cash deposits, money market funds, and U.S. government and agency securities. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Future borrowings under our credit facility or Warehouse Facility will bear interest based on an applicable margin over underlying index rates. Because the interest rates applicable to borrowings are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. As of June 30, 2026 and December 31, 2025, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.

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
•Our business depends on our strong and trusted brand and related marketing, and we may fail to maintain and protect our brand, which may adversely affect our business, financial condition, and results of operations.
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
A number of factors may negatively affect Active Member growth and their use and adoption of our products, including if we are unable to introduce compelling products. Active Member growth and their use and adoption of our products may also be negatively affected by changes to our systems, processes, or other technical or operational requirements that impact how members access or use our products, technical or other problems that affect member experience, changes in the regulatory environment or regulations applicable to us, increased competition from traditional, online-only, or emerging financial services or financial technology companies, and harm to our brand. In addition, some products and features, including Get Paid Early, SpotMe, MyPay, Instant Loans, and Chime Plus, are currently available only to members who make qualifying direct deposits, such as direct depositing their paychecks, through Chime, which may limit our ability to grow these products and increase the revenue we generate from them.
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
Our business depends on our strong and trusted brand and related marketing, and we may fail to maintain and protect our brand, which may adversely affect our business, financial condition, and results of operations.
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
For 2025, 2024 and 2023, we incurred net losses of $1,009.9 million, $25.3 million and $203.2 million. Although we incurred net income of $27.9 million and $81.3 million during the three and six months ended June 30, 2026, we intend to continue making investments in our business, including with respect to our employee base, sales and marketing, technology infrastructure, development of new products and features, acquisitions and other strategic transactions, infrastructure, expansion of operations, and general administration, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and may incur in the future, losses for a number of reasons, including further investments in our business, vesting and settlement of equity awards, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
Following the completion of our IPO, stock-based compensation expense related to existing RSUs and other outstanding equity awards, and those to be awarded in the future has resulted in and will continue to result in increases in our expenses in future periods. As of June 30, 2026, we had $550.8 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards expected to vest.
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
Further, there are a number of third parties involved in processing transactions, including card networks, which subjects us and our members to risks related to the vulnerabilities of those third parties. Our brand may be harmed by a single significant incident of fraud or increases in the overall level of fraud involving our products, bank partners, and service providers, or those of others in our industry. Elevated levels of fraud, or a significant fraud incident, involving our products could also lead our bank partners to impose additional restrictions on our programs, require enhanced controls or remediation measures, or, in more severe cases, limit, suspend, or terminate their relationships with us, any of which could disrupt our operations and adversely affect our business. Such damage may reduce the use and acceptance of our products or lead to greater regulatory scrutiny that would increase our compliance costs. Fraudulent activity may also result in business interruption, litigation, governmental investigations, financial losses, and the imposition of regulatory penalties and significant monetary fines, which may adversely affect our business, financial condition, and results of operations.
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
Additionally, new laws or regulations related to interchange fees may be enacted. For example, in 2024 Illinois enacted the Interchange Fee Prohibition Act (“IFPA”), which, among other things, prohibits card issuers, card networks, and other entities from receiving interchange fees from or charging a merchant on the portion of a card transaction that is attributable to taxes or gratuities. Pursuant to an interim final rule and interim final order, as issued by the OCC on April 24, 2026, national banks such as our current bank partners are not subject to or required to comply with the IFPA. However, the OCC’s actions may not fully resolve the uncertainties associated with the IFPA, including how courts may ultimately interpret the OCC’s preemption determinations. Should the IFPA or other legislation regulating interchange fees in other jurisdictions go into effect, then revenue from interchange-based fees that we derive from transactions subject to such legislation may be harmed. Complying with a patchwork of state laws governing interchange fees may create compliance burdens for our bank partners and us, which may adversely affect our business, financial condition, and results of operations.

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

We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, may require us to pay significant damages and may limit our ability to use certain technologies or other intellectual property, which may adversely affect our business, financial condition, and results of operations.
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
We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.
In addition to our credit facility, we maintain a variety of funding arrangements, including the Warehouse Facility, with a diverse set of funding sources. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control. Disruptions in the credit markets or other factors, such as the current inflationary environment and rising interest rates, could adversely affect the availability, diversity, cost, and terms of our funding arrangements. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.
We cannot guarantee that any facility will continue to be available to us on favorable terms, or at all, or that our lenders will continue to extend credit to us. Our funding sources may reassess their exposure to us or our products at any time, and may decline to extend uncommitted financing capacity, decline to renew or replace a facility upon its scheduled maturity, or impose higher costs or more restrictive terms as a condition to continued funding. If we are unable to maintain, renew, expand, or replace one or more of our funding arrangements on acceptable terms to us, or at all, our business, financial condition, and results of operations, including our ability to fund and grow the MyPay product, could be adversely affected.
The agreements governing the Warehouse Facility require the Trust to comply with certain covenants, including covenants tied to the performance of the underlying receivables. A breach of these covenants, or other events of default under the Warehouse Facility, could result in a reduction or termination of our access to the funding available thereunder, an increase in our cost of funding, or require us to repay outstanding amounts prior to their scheduled maturity. We have also agreed to indemnify the lenders under the Warehouse Facility against certain losses, which means that we could be required to make payments to the lenders under the Warehouse Facility under certain circumstances.
In the future, we may seek to further access the capital markets to obtain capital to finance growth. However, our future access to the capital markets could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or volatility or deterioration in the state of the capital markets, or a negative bias toward our industry by market participants. Future prevailing capital market conditions and potential disruptions in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. In addition, if the capital and credit markets experience volatility, and the availability of funds is limited, third-parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third-parties, which in turn could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders beneficially own all of the outstanding shares of our Class B common stock. As of June 30, 2026, Christopher Britt, our Co-Founder, Chairman, and Chief Executive Officer, held approximately 34.5% of the voting power of our outstanding capital stock; and Ryan King, our Co-Founder and a member of our board of directors, held approximately 30.1% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest and settle in equity awards (including in connection with the rights we granted each of our Co-Founders, pursuant to equity exchange right agreements we entered into with them, to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or upon vesting and settlement of restricted stock units, in each case for an equivalent number of shares of Class B common stock (the “Equity Award Exchange”) outstanding at the time of the completion of the IPO. If all such equity awards held by our Co-Founders (including the RSUs granted to our Co-Founders pursuant to the 2025 Co-Founder Special Awards that vest upon the satisfaction of a service condition and achievement of certain stock price goals (the “2025 Co-Founder Special Awards”)) had been exercised or had vested and been settled, as applicable, and the resulting shares of Class A common stock had been exchanged for shares of Class B common stock pursuant to the Equity Award Exchange, in each case as of June 30, 2026, Messrs. Britt and King would hold approximately 40.0% and 33.5% of the voting power of our outstanding capital stock. These future issuances of our Class B common stock will further dilute the voting power of our Class A common stock.
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
In November 2025, our board of directors authorized a share repurchase program to repurchase up to $200.0 million of our outstanding shares of Class A common stock. In May 2026, our board of directors approved an additional $200.0 million share repurchase authorization. Under this program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. The timing, manner, and amount of any repurchases will depend on a variety of factors, including legal requirements, price, economic and market conditions and other considerations. In addition, the United States imposes a 1% excise tax on certain stock repurchases, which may increase the costs associated with repurchasing shares of our Class A common stock. We cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. The share repurchase program could also affect the trading price of our Class A common stock and increase volatility, and any announcement of a reduction, suspension or termination of the program may result in a decrease in the trading price of our Class A common stock. In addition, repurchasing shares of our Class A common stock could diminish our cash and cash equivalents and marketable securities available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
None.

(b) Use of Proceeds
We received net proceeds from our IPO of approximately 770.6 million, after deducting underwriting discounts of 43.5 million and offering expenses of 14.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The net proceeds from our IPO were used to satisfy our tax withholding and remittance obligations related to the settlement of certain equity awards in connection with the IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus filed with the SEC on June 12, 2025, pursuant to Rule 424(b) of the Securities Act.
(c) Issuer Purchase of Equity Securities
The following table summarizes information relating to repurchases of our equity securities during the three months ended June 30, 2026:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
				(in millions)
April 1, 2026 to April 30, 2026	1,752,002	$20.80	1,752,002	$—
May 1, 2026 to May 31, 2026	4,343,841	$17.86	4,343,841	$122
June 1, 2026 to June 30, 2026	1,226,894	$18.17	1,226,894	$100
Total	7,322,737	$18.62	7,322,737	$100
(1) In November 2025, our board of directors approved a share repurchase program with authorization to purchase up to $200.0 million of our Class A common stock at management’s discretion. During April 2026, the maximum dollar amount was expended under the November 2025 share repurchase program. In May 2026, our board of directors approved an additional $200.0 million share repurchase authorization. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market purchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The program does not have a fixed expiration date, does not obligate us to repurchase any particular amount of Class A common stock, and may be suspended or discontinued at any time at our discretion without prior notice, subject to all applicable securities laws. The shares of Class A common stock repurchased during the three months ended June 30, 2026, as reflected in the table above, were repurchased under both share repurchase authorizations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Except as described below, during the three months ended June 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
On June 9, 2026, Amine Asmerom, our Chief Accounting Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 39,505 shares of our Class A common stock on or prior to March 15, 2027. This trading arrangement will not commence until the expiration of Mr. Asmerom’s previous trading arrangement by its terms on September 6, 2026.
On June 16, 2026, Adam Frankel, our General Counsel, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 247,329 shares of our Class A common stock on or prior to March 31, 2027.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	August 11, 2025	3.1
3.2	Amended and Restated Bylaws of the registrant.	10-Q	August 11, 2025	3.2
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)				X

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Francisco, California, on August 6, 2026.

CHIME FINANCIAL, INC.

August 6, 2026	By:	/s/ Christopher Britt
Christopher Britt
Chief Executive Officer and Chairman

August 6, 2026	By:	/s/ Matthew Newcomb
Matthew Newcomb
Chief Financial Officer