Form 10-Q
period 2026-09-30
Chime Financial, Inc.
filed 2026-11-05
CIK 1795586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 353,422,420 and 30,359,341 and no shares of Class C common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “goal,” “objective,” “seek,” or “continue,” or the negative of any of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. This Quarterly Report includes, among others, forward-looking statements regarding:
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
•our expectations regarding the timing and successful closing of our pending acquisition of the parent holding company of Stride Bank, N.A., including the realization of anticipated benefits;
•our belief that if the improvements in our U.S. operating results continue, a reasonable probability exists that sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance would no longer be required; and

•our expectations regarding our share repurchase program.
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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$636,656	$466,252
Restricted cash	118,866	14,508
Marketable securities	546,319	587,828
Product collateral	219,794	251,204
Accounts receivable, net	320,000	257,884
Loans held for investment, net	92,417	71,581
Prepaid expenses and other current assets	71,231	106,753
Total current assets	2,005,283	1,756,010
Property, equipment, and software, net	95,072	94,320
Operating lease right-of-use assets, net	76,784	83,429
Other assets	30,288	30,846
Total assets	$2,207,427	$1,964,605
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,210	$38,680
Accrued and other current liabilities	241,024	201,862
Product obligation	147,698	147,382
Total current liabilities	417,932	387,924
Operating lease liabilities, net of current portion	115,118	123,284
Warehouse facility	100,000	—
Other non-current liabilities	32,219	51,691
Total liabilities	665,269	562,899
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0001 par value: 5,000,000,000 shares authorized, 352,879,240 shares issued and outstanding as of September 30, 2026. 5,000,000,000 shares authorized, 347,751,083 issued and outstanding as of December 31, 2025.	28	28
Class B common stock, $0.0001 par value: 65,000,000 shares authorized, 30,420,959 shares issued and outstanding as of September 30, 2026. 65,000,000 shares authorized, 32,182,289 issued and outstanding as of December 31, 2025.	3	3
Class C common stock, $0.0001 par value: 500,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Additional paid-in capital	4,794,166	4,775,607
Accumulated other comprehensive income (loss)	(2,965)	172
Accumulated deficit	(3,249,074)	(3,374,104)
Total stockholders’ equity	1,542,158	1,401,706
Total liabilities and stockholders’ equity	$2,207,427	$1,964,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$718,001	$543,519	$2,035,156	$1,590,412
Cost of revenue	71,936	69,401	213,905	196,939
Gross profit	646,065	474,118	1,821,251	1,393,473
Operating expenses:
Transaction and risk losses	115,614	97,053	307,806	304,445
Member support and operations	104,799	83,658	309,753	365,364
Sales and marketing	168,465	153,608	498,055	471,187
Technology and development	119,434	123,942	341,325	823,578
General and administrative	98,701	76,575	249,310	403,415
Depreciation and amortization	4,729	3,992	13,194	11,695
Total operating expenses	611,742	538,828	1,719,443	2,379,684
Income (loss) from operations	34,323	(64,710)	101,808	(986,211)
Other income, net	9,651	10,268	24,140	21,837
Net income (loss) before income taxes	43,974	(54,442)	125,948	(964,374)
Provision (benefit) for income taxes	250	280	918	785
Net income (loss)	$43,724	$(54,722)	$125,030	$(965,159)
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(0.15)	$0.33	$(5.10)
Diluted	$0.11	$(0.15)	$0.31	$(5.10)
Weighted average number of common shares outstanding used to compute net income (loss) per share attributable to common stockholders:
Basic	380,680,024	371,829,972	380,709,024	189,227,164
Diluted	400,120,167	371,829,972	398,002,078	189,227,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$43,724	$(54,722)	$125,030	$(965,159)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(1,315)	915	(2,863)	245
Foreign currency translation adjustments	(1,102)	(878)	(274)	(527)
Total comprehensive income (loss)	$41,307	$(54,685)	$121,893	$(965,441)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	379,933,372	$31	$4,775,607	$(3,374,104)	$172	$1,401,706
Net income	—	—	—	—	—	53,456	—	53,456
Issuance of common stock upon exercise of stock options	—	—	4,880,740	—	13,923	—	—	13,923
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,871,134	—	(1,540)	—	—	(1,540)
Repurchases of common stock	—	—	(4,081,127)	—	(85,740)	—	—	(85,740)
Stock-based compensation	—	—	—	—	60,756	—	—	60,756
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,119)	(1,119)
Balance as of March 31, 2026	—	$—	382,604,119	$31	$4,763,006	$(3,320,648)	$(947)	$1,441,442
Net income	—	—	—	—	—	27,850	—	27,850
Issuance of common stock upon exercise of stock options	—	—	759,023	—	2,037	—	—	2,037
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	2,551,100	—	(1,467)	—	—	(1,467)
Repurchases of common stock	—	—	(7,322,737)	—	(136,334)	—	—	(136,334)
Stock-based charitable contribution	—	—	80,255	—	1,495	—	—	1,495
Stock-based compensation	—	—	—	—	69,400	—	—	69,400
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	399	399
Balance as of June 30, 2026	—	$—	378,671,760	$31	$4,698,137	$(3,292,798)	$(548)	$1,404,822
Net income	—	—	—	—	—	43,724	—	43,724
Issuance of common stock upon exercise of stock options	—	—	1,861,299	—	14,396	—	—	14,396
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	2,472,934	—	(2,668)	—	—	(2,668)
Issuance of common stock under employee stock purchase plan	—	—	466,106	—	8,284	—	—	8,284
Forfeiture of restricted stock	—	—	(252,154)	—	—	—	—	—
Stock-based charitable contribution	—	—	80,254	—	1,695	—	—	1,695
Stock-based compensation	—	—	—	—	74,322	—	—	74,322
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,417)	(2,417)
Balance as of September 30, 2026	—	$—	383,300,199	$31	$4,794,166	$(3,249,074)	$(2,965)	$1,542,158
__________________
(1)The share amounts listed above combine Class A common stock and Class B common stock.

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	258,464,156	$2,890,121	66,950,736	$2	$433,363	$(2,364,168)	$203	$(1,930,600)
Net income	—	—	—	—	—	12,939	—	12,939
Issuance of common stock upon exercise of stock options	—	—	636,796	—	717	—	—	717
Stock-based compensation	—	—	—	—	8,749	—	—	8,749
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	91	91
Balance as of March 31, 2025	258,464,156	$2,890,121	67,587,532	$2	$442,829	$(2,351,229)	$294	$(1,908,104)
Net loss	—	—	—	—	—	(923,376)	—	(923,376)
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	30,700,765	3	770,585	—	—	770,588
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(258,464,156)	(2,890,121)	258,667,796	26	2,890,095	—	—	2,890,121
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	13,403,583	—	(322,619)	—	—	(322,619)
Issuance of common stock upon exercise of stock options	—	—	96,118	—	410	—	—	410
Stock-based charitable contribution	—	—	321,019	—	11,168	—	—	11,168
Stock-based compensation	—	—	—	—	910,320	—	—	910,320
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	(410)	(410)
Balance as of June 30, 2025	—	$—	370,776,813	$31	$4,702,788	$(3,274,605)	$(116)	$1,428,098
Net loss	—	—	—	—	—	(54,722)	—	(54,722)
Issuance of common stock upon exercise of stock options	—	—	1,729,075	—	9,798	—	—	9,798
Issuance of common stock upon exercise of warrants	—	—	785,350	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of shares withheld	—	—	1,191,294	—	(25,453)	—	—	(25,453)
Forfeiture of restricted stock	—	—	(64,867)	—	—	—	—	—
Stock-based compensation	—	—	—	—	85,516	—	—	85,516
Change in accumulated other comprehensive income (loss), net of tax	—	—	—	—	—	—	37	37
Balance as of September 30, 2025	—	$—	374,417,665	$31	$4,772,649	$(3,329,327)	$(79)	$1,443,274

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

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$125,030	$(965,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,160	22,183
Non-cash lease expense	6,645	4,989
Stock-based compensation	204,290	1,003,598
Stock-based charitable contribution	3,190	11,168
Provision for transaction dispute losses	53,354	48,048
Change in fair value of product obligation	(81,452)	41,575
Provision for credit losses	50,794	62,266
Amortization of premium on marketable securities	(710)	(4,010)
Other	2,906	448
Changes in operating assets and liabilities:
Product collateral	31,410	(47,232)
Accounts receivable, net	(63,796)	(22,622)
Prepaid expenses and other assets	35,860	(7,781)
Accounts payable	(9,470)	4,180
Accrued and other liabilities	(36,395)	(97,964)
Operating lease liabilities	(5,561)	(11,810)
Settlements of the product obligation	81,768	(21,650)
Cash flows provided by operating activities	421,023	20,227
Investing activities:
Purchase of marketable securities	(366,124)	(665,283)
Proceeds from sales of marketable securities	—	256,514
Proceeds from maturities of marketable securities	402,300	147,200
Purchases of loans held for investment	(4,358,992)	(3,616,906)
Repayments of loans held for investment	4,289,042	3,547,726
Purchase of property, equipment and software	(21,292)	(5,688)
Capitalization of internal-use software	(1,181)	(8,046)
Cash flows (used in) investing activities	(56,247)	(344,483)
Financing activities:
Payment of debt issuance costs	(905)	(1,134)
Proceeds from issuance of common stock under employee stock purchase plan	8,284	—
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts and offering costs paid	—	771,239
Taxes paid related to net share settlement of restricted stock units	(5,675)	(348,072)
Proceeds from borrowings under the warehouse facility	100,000	—
Proceeds from exercise of stock options	30,356	10,925
Repurchases of common stock	(222,074)	—
Cash flows provided by (used in) financing activities	(90,014)	432,958
Net increase in cash and cash equivalents and restricted cash	274,762	108,702
Cash, cash equivalents, and restricted cash, beginning of period	480,760	350,000
Cash, cash equivalents, and restricted cash, end of period	$755,522	$458,702
Cash and cash equivalents, end of the period	$636,656	$445,026
Restricted cash, end of the period	118,866	13,676
Cash, cash equivalents, and restricted cash, end of the period	$755,522	$458,702

CHIME FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Supplementary cash flow disclosure:
Cash paid for interest	$1,596	$409
Cash paid for income taxes, net of refunds received	$1,839	$1,111
Supplemental disclosures of noncash investing and financing activities:
Deferred offering costs not yet paid	$—	$651
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$14,815
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$2,890,121
Right-of-use assets obtained in exchange for lease obligations	$—	$53,237

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
As of September 30, 2026 and December 31, 2025, the Company maintained its product collateral with its bank partners based on contractual agreements with each bank partner. Product collateral consists of cash collateral accounts to provide each respective bank partner with protection against losses from certain products.
As of September 30, 2026 and December 31, 2025, there were no concentrations of investments in securities of the same issuer, except for U.S. government securities, which amounted to $527.4 million and $563.6 million, or 97% and 96% of the investments in marketable securities. All debt securities within the Company’s portfolio are investment-grade securities.
As of September 30, 2026, the Company had receivables outstanding from two bank partners, that represent 48% of receivables collectively (28% and 20% for each respective bank partner), and one card network partner that represented 48% of receivables. As of December 31, 2025, the Company had receivables outstanding from two bank partners, that represent 46% of receivables collectively (26% and 20% for each respective bank partner), and one card network partner that represented 50% of receivables.
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
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 3 – REVENUE
Disaggregation of revenue
The Company’s products and services are offered only to members within the United States. The following table provides information about the Company’s disaggregated revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Payments revenue	$444,434	$363,156	$1,307,107	$1,104,569
Platform-related revenue (1)(2)	273,567	180,363	728,049	485,843
Total revenue	$718,001	$543,519	$2,035,156	$1,590,412
__________________
(1)In the three and nine months ended September 30, 2026, platform-related revenue included $173.6 million and $442.5 million that was not derived from contracts with customers. In the three and nine months ended September 30, 2025, platform-related revenue included $103.7 million and $261.4 million that was not derived from contracts with customers.
(2)In the three and nine months ended September 30, 2026, platform-related revenue included $136.4 million and $355.1 million related to MyPay receivables, which was comprised of $85.3 million and $222.1 million related to off-balance sheet MyPay receivables and $51.1 million and $133.0 million related to on-balance sheet MyPay receivables. In the three and nine months ended September 30, 2025, platform-related revenue included $88.4 million and $230.4 million related to MyPay receivables, which was comprised of $54.7 million and $141.8 million related to off-balance sheet MyPay receivables and $33.7 million and $88.6 million related to on-balance sheet MyPay receivables.

Deferred revenue
The Company records deferred revenue for member-paid tips received prior to the expiration of the contractual refundable period. The deferred revenue balances were as follows:

Balance as of December 31, 2025	$4,818
Balance as of September 30, 2026	5,399
Increase in deferred revenue during the period	$581
The Company recognized materially all revenue from amounts included in the opening deferred revenue balances for the nine months ended September 30, 2026. Changes in deferred revenue during the periods are driven by the increase in the amount of tips paid by members for using SpotMe.
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The following table summarizes the assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$341,862	$—	$—
U.S. government securities	9,937	—	—
Restricted cash:
Money market funds	42,021	—	—
Marketable securities:
U.S. government securities	527,353	—	—
U.S. agency securities	—	18,966	—
Total assets	$921,173	$18,966	$—
Liabilities
Product obligation	$—	$—	$147,698
Total liabilities	$—	$—	$147,698

	December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$349,860	$—	$—
Marketable securities:
U.S. government securities	563,594	—	—
U.S. agency securities	—	24,234	—
Total assets	$913,454	$24,234	$—
Liabilities
Product obligation	$—	$—	$147,382
Total liabilities	$—	$—	$147,382
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
The following table presents quantitative information about the significant unobservable inputs for the product obligation measured at fair value on a recurring basis, weighted by the total unrecovered balance:

September 30, 2026
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	4.54% - 5.59%	4.57%
Expected loss rate	0.24% -100%	6.37%

December 31, 2025
Significant Unobservable Inputs	Range	Weighted Average Rate
Discount rate	3.48% - 3.48%	3.48%
Expected loss rate	0.27% - 100%	8.80%
Refer to Note 8 – Credit Obligations for more information on the product obligation.
The Company did not have any transfers between Level 1, Level 2, and Level 3 assets or liabilities during the periods presented.
NOTE 5 – MARKETABLE SECURITIES
The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of the Company’s available for sale (“AFS”) securities aggregated by investment category:

	September 30, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$528,908	$2	$(1,557)	$527,353
U.S. agency securities	19,127	—	(161)	18,966
Total marketable securities	$548,035	$2	$(1,718)	$546,319

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Total Estimated Fair Value
Marketable securities:
U.S. government securities	$562,463	$1,131	$—	$563,594
U.S. agency securities	24,218	16	—	24,234
Total marketable securities	$586,681	$1,147	$—	$587,828

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
As of September 30, 2026 and December 31, 2025, the Company had 92 and nil marketable securities positions in an unrealized loss position. The unrealized losses above were as a consequence of interest rate changes. The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, no allowance for credit losses was recorded. The cost of securities sold is based on the specific-identification method. There were no material realized gains or losses from marketable securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2026 and 2025.
The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows:

	As of September 30, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Marketable securities:
U.S. government securities	$516,100	$(1,557)	$—	$—	$516,100	$(1,557)
U.S. agency securities	18,966	(161)	—	—	18,966	(161)
Total	$535,066	$(1,718)	$—	$—	$535,066	$(1,718)
There were no gross unrealized losses as of December 31, 2025.
The following table summarizes the Company’s marketable securities by contractual maturity:

	As of September 30, 2026
	Amortized Cost	Fair Value
Within one year	$441,715	$440,776
After one year to five years	106,320	105,543
Total	$548,035	$546,319
NOTE 6 – ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	September 30, 2026	December 31, 2025
Receivables due from bank partners(1)	$153,178	$116,217
Network incentive receivable	155,941	130,962
Other receivables	10,881	10,705
Accounts receivable, net	$320,000	$257,884
_________________
(1)Receivables due from bank partners are net of bank partner and network costs. As of September 30, 2026 and December 31, 2025, $92.3 million and $23.3 million of gross receivables due from bank partners were pledged as collateral.

The Company’s allowance for credit losses on accounts receivable was not material as of September 30, 2026 and December 31, 2025.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 7 – LOANS HELD FOR INVESTMENT, NET
Loans held for investment, net consisted of the following:

	September 30, 2026	December 31, 2025
Loans held for investment	$165,313	$148,221
Less: allowance for expected credit losses	(72,896)	(76,640)
Total loans held for investment, net	$92,417	$71,581
As of September 30, 2026, $101.7 million of loans held for investment are pledged as collateral under the warehouse credit facility. See Note 12 – Indebtedness and Note 13 – Variable Interest Entities for more information.
The Company analyzes its loans held for investment based on the aging of unpaid principal. This is the credit quality indicator management uses to evaluate the allowance for expected credit losses on loans held for investment. Below is a summary of the loans held for investment by vintage:

Days from origination	September 30, 2026	December 31, 2025
1 - 30	$96,541	$64,779
31 - 60	10,790	9,456
61 - 90	7,852	9,794
91 - 120	7,303	7,982
121 - 180	10,762	15,353
181 - 270	13,498	21,783
Greater than 270	18,567	19,074
Total	$165,313	$148,221
NOTE 8 – CREDIT OBLIGATIONS
The Company has credit obligations related to both on- and off-balance sheet receivables from members. Credit obligations related to MyPay and other loans held for investment on the Company’s balance sheets are recorded as an allowance for expected credit losses. Future expected cash flows, including credit obligations related to MyPay and Instant Loan receivables retained by the bank partners, SpotMe, and other instances where a member’s account is overdrawn are recorded as a product obligation on the condensed consolidated balance sheets.
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
Below is a summary of the changes in allowance for expected credit losses on loans held for investment:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of the period	$76,640	$30,649
Provision for expected credit losses	49,115	59,983
Amounts written off	(56,334)	(11,397)
Recoveries collected	3,475	48
Balance, end of the period	$72,896	$79,283
The Company began writing off loans held for investment during the second quarter in 2025, when such loans began aging beyond 365 days. Write-offs increased on a year over year basis as the population of loans meeting this criterion expanded.
Product Obligation
The following table presents a reconciliation of the Company’s product obligation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of the period	$134,324	$138,979	$147,382	$114,377
Change in fair value of product obligation(1)	(29,170)	(2,004)	(81,452)	41,575
Settlements	42,544	(2,673)	81,768	(21,650)
Balance, end of the period	$147,698	$134,302	$147,698	$134,302
__________________
(1)The change in fair value of the product obligation was recorded on the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Off-balance sheet MyPay receivables	$(85,302)	$(54,741)	$(222,077)	$(141,849)
Instant Loans	(28,419)	(9,160)	(63,028)	(10,723)
Total recorded as revenue	$(113,721)	$(63,901)	$(285,105)	$(152,572)
Transaction and risk losses:
Off-balance sheet MyPay receivables	$36,260	$29,636	$88,011	$99,087
Instant Loans	24,003	7,926	47,286	14,054
SpotMe and other negative balances	24,288	24,335	68,356	81,006
Total recorded as transaction and risk losses	$84,551	$61,897	$203,653	$194,147
Total change in fair value of the product obligation	$(29,170)	$(2,004)	$(81,452)	$41,575
The Company’s maximum exposure to losses under its product obligation was $915.8 million and $722.3 million as of September 30, 2026 and December 31, 2025, which represent the total possible undiscounted amounts the Company could be required to pay, assuming no recoveries.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 9 – PROPERTY, EQUIPMENT, AND SOFTWARE, NET
Property, equipment, and software, net consisted of the following:

	September 30, 2026	December 31, 2025
Computer equipment and purchased software	$6,341	$4,301
Furniture and fixtures	16,556	10,752
Leasehold improvements	92,860	79,429
Capitalized internal-use software	75,038	73,669
Total property, equipment, and software	190,795	168,151
Less: accumulated depreciation and amortization	(95,723)	(73,831)
Property, equipment, and software, net	$95,072	$94,320
Depreciation and amortization expense on property, equipment, and software was $7.9 million and $23.0 million for the three and nine months ended September 30, 2026, and $7.5 million and $22.2 million for the three and nine months ended September 30, 2025.
NOTE 10 – BUSINESS COMBINATIONS
Pending Stride Acquisition
On September 8, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Central Service Corporation (“CSC”), the parent company of Stride Bank, National Association (“Stride”) (the “Stride Acquisition”). Upon closing, CSC will become a wholly-owned subsidiary of the Company. Following the closing, the Company intends to rename Stride as Chime Bank, N.A.
Upon the terms and subject to the conditions of the Merger Agreement, the Company will acquire CSC for approximately $590.0 million in cash, subject to customary purchase price adjustments, including deductions in respect of certain transaction expenses incurred by CSC, certain dividends paid by CSC prior to the closing of the transactions contemplated by the Merger Agreement and amounts paid to redeem the outstanding shares of CSC preferred stock. The Company expects to fund the purchase price with cash on hand. Immediately prior to the effective time of the Stride Acquisition, all outstanding shares of CSC preferred stock will be redeemed.
The Stride Acquisition is expected to close in the first half of 2027, subject to approvals by CSC’s shareholders (which has already been obtained), the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, and the satisfaction of other customary closing conditions. Upon completion of the Stride Acquisition, the Company will become a bank holding company.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 11 – SIGNIFICANT BALANCE SHEET COMPONENTS
Other Assets
Other assets consisted of the following:

	September 30, 2026	December 31, 2025
Goodwill	$27,492	$27,492
Other assets	2,796	3,354
Total other assets	$30,288	$30,846
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued expenses	$106,544	$81,437
Accrued bonus	39,286	52,860
Current portion of lease liability	13,986	11,381
Accrued transaction dispute losses(1)	15,860	10,497
Network incentive obligation, current portion	27,438	12,522
Other current liabilities	37,910	33,165
Total accrued and other current liabilities	$241,024	$201,862
_________________
(1)The reconciliation of the beginning and ending accrued transaction dispute losses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accrued transaction dispute losses, beginning of the period	$19,017	$9,919	$10,497	$7,759
Provision for transaction dispute losses	9,629	17,003	53,354	48,048
Realized losses	(12,786)	(16,011)	(47,991)	(44,896)
Accrued transaction dispute losses, end of the period	$15,860	$10,911	$15,860	$10,911
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Network incentive obligation, net of current portion	$29,205	$48,804
Other non-current liabilities	3,014	2,887
Total other non-current liabilities	$32,219	$51,691
NOTE 12 – INDEBTEDNESS
Warehouse Facility
In June 2026, the Company established a trust (the “Trust”) to enter into a warehouse credit facility (the “Warehouse Facility”) with Goldman Sachs Lending Partners LLC. The Warehouse Facility has a maturity date of June 1, 2028 and is used to fund purchases of loans held for investment originated by certain bank partners. The facility provides for a total commitment amount of $200.0 million and an uncommitted amount of $300.0 million, for a total facility limit of $500.0 million. Uncommitted advances may be made at the lender’s sole and absolute

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
discretion. Borrowings under the Warehouse Facility are secured by certain of the loans held for investment. In connection with the Warehouse Facility, the Company maintains a reserve account, which is contractually constrained as to its withdrawal and use, and is included in restricted cash on the condensed consolidated balance sheet. As of September 30, 2026, $100.0 million was outstanding under the Warehouse Facility.
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
Interest expense for the three and nine months ended September 30, 2026 was $1.5 million and $1.7 million and was recorded within general and administrative expenses in the condensed consolidated statement of operations.
The Warehouse Facility contains certain customary affirmative and negative covenants and financial covenants including minimum liquidity and minimum tangible net worth. The Trust was in compliance with all covenants as of September 30, 2026.
Revolving Credit Facility
In March 2025, the Company entered into a $475.0 million senior secured revolving credit facility maturing on March 31, 2030 (the “credit facility”), which replaced its prior $125.0 million revolving credit facility. As of September 30, 2026, no funds have been drawn under the credit facility and the Company had letters of credit outstanding thereunder of $23.2 million.
Loans under the credit facility initially bear interest at the Company’s option of (i) an annual rate based on the forward-looking term rate based on the Term SOFR, based on an interest period of one, three, or six months, plus an applicable margin of 1.50% or (ii) a base rate (the “base rate”) equal to the highest of (A) the prime rate, (B) the effective federal funds rate, plus 0.50%, and (C) Term SOFR for a one-month interest period plus 1.00%, in each case plus 0.50%. The applicable margin for (a) Term SOFR loans shall be either 1.50% or 1.25% and (b) base rate loans shall be either 0.50% or 0.25%, in each case, depending on the Company’s Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the credit agreement for the credit facility). The Term SOFR rate is at all times subject to a floor of 0%. The Company is obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee.
The Company’s obligations under the credit facility are required to be guaranteed by certain of its subsidiaries. Such obligations, including the guaranties, are secured by substantially all of the Company’s assets and those of the subsidiary guarantors. The credit facility includes customary affirmative and negative covenants, including, among others, restrictions on debt, liens, investments, fundamental changes, dividends, distributions, repurchases and/or redemptions of equity interests, and transactions with affiliates. In addition, the credit facility requires the Company to satisfy a minimum liquidity covenant. The Company was in compliance with all covenants as of September 30, 2026.
NOTE 13 – VARIABLE INTEREST ENTITIES
In June 2026, the Company established the Trust, which is a VIE, to enter into the Warehouse Facility. Refer to Note 12 – Indebtedness for additional information. The Trust was formed for the limited purpose of purchasing loan receivables from the Company and pledging them as collateral to secure borrowings under the Warehouse Facility. The Company holds a significant interest in the Trust through its ownership of the residual beneficial interest, which is the first interest to absorb losses should the receivables not generate sufficient cash flows to satisfy more senior claims. The Company may be required to provide financial support to the Trust in the form of providing capital contributions to fund receivable purchases when the Trust lacks sufficient cash under the facility. The Company makes standard representations and warranties with respect to the loan receivables sold to the trust and may be required to repurchase certain loan receivables that fail to meet specified eligibility criteria.

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

September 30, 2026
Assets of VIE
Restricted cash	$100,830
Loans held for investment, net	82,002
Other assets	754
Total assets of VIE	$183,586
Liabilities of VIE
Accrued and other current liabilities	$172
Warehouse facility	100,000
Total liabilities of VIE	$100,172
Total net assets of VIE	$83,414
NOTE 14 – COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
As of September 30, 2026, no terms of the preferred stock have been designated, no shares of preferred stock were outstanding and the Company had no present plan to issue any shares of preferred stock.
Common Stock
The Company has three series of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of Class A common stock. Shares of Class C common stock have zero voting rights, except as otherwise required by law. Common stockholders are entitled to dividends when and if declared by the board of directors. There were no dividends declared or paid to common stockholders during the three and nine months ended September 30, 2026 and 2025.
NOTE 15 – STOCK-BASED COMPENSATION
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
As of September 30, 2026, there were 57,017,986 shares of Class A common stock reserved for future issuance under the 2025 Plan.
Stock Options
Service-based stock options
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2026 is as follows:

	Outstanding Stock Options	Weighted average exercise price ($)	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	25,280,942	$10.86	5.48	$368,580
Granted	4,066,855	21.65
Exercised	(7,501,062)	4.05
Forfeited/Cancelled	(372,685)	20.59
Balance as of September 30, 2026	21,474,050	$15.11	6.32	$250,390
Vested and expected to vest as of September 30, 2026	21,474,050	$15.11	6.32	$250,390
Exercisable as of September 30, 2026	13,977,144	$11.42	5.06	$213,561
Performance stock options
In 2024, the Company granted performance stock options to certain executives that were subject to both service-based and performance-based vesting conditions. As of September 30, 2026 and December 31, 2025, 400,000 options were outstanding at a weighted average exercise price of $17.35. As of September 30, 2026, 258,332 options were exercisable.
RSAs
Service-Based RSAs
A summary of the Company’s service-based RSA activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	498,722	$23.25
Granted	—	—
Vested	(180,689)	23.25
Forfeited/Cancelled	(109,051)	23.25
Balance as of September 30, 2026	208,982	$23.25

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Performance-Based RSAs
The Company has granted RSAs to certain employees which vest based upon the achievement of designated operational metrics and continued employment through the date the designated operational metrics are achieved. A summary of the Company’s performance-based RSA activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	483,125	$23.25
Granted	—	—
Vested	(18,666)	23.25
Forfeited/Cancelled	(143,103)	23.25
Balance as of September 30, 2026	321,356	$23.25
RSUs
A summary of the Company’s service-based RSUs activity is as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Unvested as of December 31, 2025	20,874,834	$24.43
Granted	21,249,240	25.25
Vested	(192,566)	20.74
Vested and settled (1)	(7,138,688)	22.96
Forfeited/Cancelled	(5,502,673)	23.42
Unvested as of September 30, 2026	29,290,147	$25.47
__________________
(1)Includes 243,520 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the nine months ended September 30, 2026.

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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
A summary of the Company’s performance-based PSU activity is as follows:

	Number of Shares of Restricted Stock	Weighted-average grant date fair value per share
Balance as of December 31, 2025	6,669,297	$26.74
Granted	—	—
Vested	—	—
Forfeited/Cancelled	(566,534)	23.25
Balance as of September 30, 2026	6,102,763	$27.06
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
As of September 30, 2026, 1,400,000 PSUs were unvested. Of the 1,600,000 PSUs originally granted, 200,000 had vested but not yet settled during the nine months ended September 30, 2026 and none had been cancelled. The weighted-average grant date fair value per share of the awards is $23.96.
2025 Employee Stock Purchase Plan
As of September 30, 2026, a total of 12,623,409 shares of Class A common stock are reserved for sale under the 2025 Employee Stock Purchase Plan (the “ESPP”).
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
The initial offering period under the ESPP commenced on February 20, 2026 and ended on August 20, 2026. On August 20, 2026, the Company issued 466,106 shares of common stock to participating employees at a purchase price of $17.77 per share, for an aggregate purchase price of $8.3 million. The second offering period under the ESPP commenced on August 20, 2026 and will end on February 20, 2027. As of September 30, 2026, the Company recorded a liability of $2.3 million related to the accumulated payroll deductions, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Stock-Based Compensation Expense
The following table summarizes the total stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Member support and operations	$9,839	$10,016	$27,598	$130,657
Sales and marketing	5,075	4,054	13,465	46,943
Technology and development	25,298	39,692	78,860	573,644
General and administrative	34,026	30,993	84,367	252,354
Total	$74,238	$84,755	$204,290	$1,003,598
As of September 30, 2026, there was $747.5 million of unrecognized stock based compensation expected to be recognized over a weighted average period of 2.88 years.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 16 – NET INCOME (LOSS) PER SHARE
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

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026			2026
	Class A	Class B	Consolidated	Class A	Class B	Consolidated
Basic EPS:
Numerator:
Net income	$40,167	$3,557	$43,724	$114,645	$10,385	$125,030
Net income attributable to common stockholders	$40,167	$3,557	$43,724	$114,645	$10,385	$125,030
Denominator:
Basic weighted-average common shares outstanding	349,712,704	30,967,320	380,680,024	349,088,328	31,620,696	380,709,024
Basic EPS	$0.11	$0.11	$0.11	$0.33	$0.33	$0.33

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$40,167	$3,557	$43,724	$114,645	$10,385	$125,030
Reallocation of net income to Class B common stock	3,557	(173)		10,385	(452)
Net income for diluted EPS	$43,724	$3,384	$43,724	$125,030	$9,933	$125,030
Denominator:
Basic weighted-average common shares outstanding	349,712,704	30,967,320	380,680,024	349,088,328	31,620,696	380,709,024
Dilutive effect of potentially dilutive securities	19,440,143	—	19,440,143	17,293,054	—	17,293,054
Conversion of Class B to Class A common stock	30,967,320	—	—	31,620,696	—
Diluted weighted-average common shares outstanding	400,120,167	30,967,320	400,120,167	398,002,078	31,620,696	398,002,078
Diluted EPS	$0.11	$0.11	$0.11	$0.31	$0.31	$0.31

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025			2025
	Class A	Class B	Consolidated	Class A	Class B	Consolidated
Basic EPS:
Numerator:
Net income (loss)	$(49,986)	$(4,736)	$(54,722)	$(899,019)	$(66,140)	$(965,159)
Net income (loss) attributable to common stockholders	$(49,986)	$(4,736)	$(54,722)	$(899,019)	$(66,140)	$(965,159)
Denominator:
Basic weighted-average common shares outstanding	339,647,683	32,182,289	371,829,972	176,259,941	12,967,223	189,227,164
Basic EPS	$(0.15)	$(0.15)	$(0.15)	$(5.10)	$(5.10)	$(5.10)

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$(49,986)	$(4,736)	$(54,722)	$(899,019)	$(66,140)	$(965,159)
Reallocation of net income (loss) to Class B common stock	(4,736)	—	—	(66,140)	—	—
Net income (loss) for diluted EPS	$(54,722)	$(4,736)	$(54,722)	$(965,159)	$(66,140)	$(965,159)
Denominator:
Basic weighted-average common shares outstanding	339,647,683	32,182,289	371,829,972	176,259,941	12,967,223	189,227,164
Conversion of Class B to Class A common stock	32,182,289	—	—	12,967,223	—	—
Diluted weighted-average common shares outstanding	371,829,972	32,182,289	371,829,972	189,227,164	12,967,223	189,227,164
Diluted EPS	$(0.15)	$(0.15)	$(0.15)	$(5.10)	$(5.10)	$(5.10)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding options to purchase common stock	7,277,247	31,822,783	7,277,247	31,822,783
Unvested service-based RSUs	8,014,094	22,303,344	8,014,094	22,303,344
Unvested performance-based PSUs	6,102,763	6,669,297	6,102,763	6,669,297
Unvested market-based PSUs	1,400,000	1,600,000	1,400,000	1,600,000
Unvested restricted stock awards	321,356	1,044,189	321,356	1,044,189
Total anti-dilutive securities	23,115,460	63,439,613	23,115,460	63,439,613

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 17 – RELATED PARTY TRANSACTIONS
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
The Company established the Chime Scholars Foundation (the “Foundation”), a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipients generally located in the communities the Company serves. In connection with this initiative, the Company entered into an agreement to gift 3,210,192 shares of the Company’s Class A common stock to the Foundation. In March 2026, the agreement was amended to provide for quarterly, rather than annual, share transfers beginning in the second quarter of 2026. The Company gifted 80,254 and 160,509 shares of the Company’s Class A common stock in the three and nine months ended September 30, 2026 and gifted nil and 321,019 shares of the Company’s Class A common stock in the three and nine months ended September 30, 2025. The Company recognized $1.7 million and $3.2 million in the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company recognized $11.2 million of stock-based charitable contribution for the fair value of donated shares, based on the closing stock price on the day of donation, within general and administrative expenses in the condensed consolidated statement of operations.
Cash donations are recognized as expenses when paid to the Foundation. There were no cash donations during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, cash donations were $2.3 million and $3.0 million.
NOTE 18 – RESTRUCTURING
On July 31, 2026, the Company committed to a reorganization (the “Restructuring”) to better align the Company’s personnel with its strategic priorities, improve operational efficiency, and position the Company for continued growth.
The Restructuring involved the reduction of approximately 9% of the Company’s total workforce. The Company recorded $17.1 million in net cash restructuring charges primarily relating to one-time employee-related wages, severance, and benefits costs in the three and nine months ended September 30, 2026. The following table summarizes the total net cash restructuring charges:

Three and Nine Months Ended September 30, 2026
Member support and operations	$2,037
Sales and marketing	1,731
Technology and development	8,586
General and administrative	4,723
Total	$17,077
As of September 30, 2026, $8.1 million of the cash restructuring charges had been paid, with the remaining expected to be paid in the fourth quarter of 2026.
With respect to stock-based compensation, also as part of the Restructuring, the Company allowed a portion of the affected employees’ stock awards to vest that otherwise would have required continued service. However, as a result of the reversal of stock-based compensation expense that had been previously recognized (under the accelerated attribution method, generally) for the forfeited portions of the impacted employees’ stock awards, the Company recognized $9.5 million of net reduction to stock-based compensation expense.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
NOTE 19 – INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$43,974	$(54,442)	$125,948	$(964,374)
Provision for income taxes	250	280	918	785
Effective tax rate	0.6%	(0.5)%	0.7%	(0.1)%

The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate (“ETR”), adjusted for discrete items arising in the period. In each quarter, the Company updates its estimated annual ETR and makes a year-to-date calculation of the provision.
The Company’s ETR was 0.6% and 0.7% for the three and nine months ended September 30, 2026. The primary difference between the ETR and the federal statutory tax rate for each period was due to the non-deductible executive compensation, the excess tax benefits from stock-based compensation and valuation allowance on the Company’s deferred tax assets. Tax expense for the three and nine months ended September 30, 2026 was primarily due to certain state taxes.
The Company’s ETR was (0.5)% and (0.1)% for the three and nine months ended September 30, 2025. The primary difference between the ETR and the federal statutory tax rate for each period was due to the non-deductible executive compensation, the excess tax benefits from stock-based compensation and valuation allowance on the Company’s deferred tax assets. Tax expense for the three and nine months ended September 30, 2025 was primarily due to certain state taxes.
Management reviews all available positive and negative evidence in assessing the realizability of deferred tax assets. As of September 30, 2026, the Company maintained a full valuation allowance against the net deferred tax assets in applicable jurisdictions.
NOTE 20 – COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain property under operating leases that expire at various dates. The most significant of these operating leases is the corporate headquarters in San Francisco, California. For the three and nine months ended September 30, 2026, rent expense for all operating leases was $3.9 million and $12.0 million. For the three and nine months ended September 30, 2025, rent expense for all operating leases was $3.7 million and $9.1 million.
The Company’s operating lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed operating lease costs	$3,904	$3,616	$11,862	$8,887
Variable operating lease costs	1,932	1,964	6,038	5,640
Short-term lease cost	45	44	134	260
Sublease income	—	(228)	—	(677)
Total lease cost	$5,881	$5,396	$18,034	$14,110
Variable operating lease costs are primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses.

CHIME FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts, ratios, or as noted)
Cash flows related to leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash flows:
Payments for operating lease liabilities	$3,570	$4,972	$11,169	$14,782
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed elsewhere, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Financial data as of and for the three and nine months ended September 30, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Chime is a technology company, not a bank. Banking services are provided by The Bancorp Bank, N.A. or Stride Bank, N.A.; Members FDIC. We are not a Member of the FDIC, and FDIC-insured accounts are provided by our bank partners.
Overview
We created Chime to help Americans make progress in their financial lives. For too long, millions of people in our country have struggled with bank relationships that are not always aligned with their best interests. So we set out to create a new approach. We are an asset-light technology company that has pioneered a business model that succeeds when we earn and maintain our members’ trust. Through our direct relationships with FDIC-insured bank partners, we deliver products that address Americans’ most critical financial needs across spending, saving, accessing liquidity, building credit, and investing, all while avoiding punitive fees.
Through our broad suite of products, we have built trusted relationships with 10.9 million Active Members as of September 30, 2026. The majority of our Active Members rely on Chime to serve as their primary financial relationship, which we believe is among the most valuable relationships in consumer financial services. As our members’ central financial hub, Chime becomes the platform through which members consistently deposit their paychecks and conduct their everyday spend, creating durable and long-lasting relationships with high engagement and exceptional member satisfaction. As our product suite expands, we are meeting more of our members’ financial needs and attracting higher-income consumers. Our opportunity extends across a broad range of incomes, including Americans earning up to $200,000 annually, who want greater value, convenience and control over their money.
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
We are bold in our ambition to build a generational consumer brand that empowers Americans to make progress in their financial journeys.

Recent Developments
Pending Stride Acquisition
On September 8, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Central Service Corporation (“CSC”), the parent company of Stride Bank, National Association (“Stride”), for $590.0 million in cash, subject to customary purchase price adjustments (the “Stride Acquisition”). Stride has been one of our partner banks for more than seven years. Upon closing, we intend to rename Stride as Chime Bank, N.A., which we will operate as our wholly-owned subsidiary. We expect to fund the purchase price with cash on hand.
The Stride Acquisition is expected to close in the first half of 2027, subject to approvals by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System and the satisfaction of other customary closing conditions. There can be no assurance that the Stride Acquisition will be completed on the anticipated timeline or at all.
Upon completion of the Stride Acquisition, we will become a bank holding company. We expect that owning our bank will reduce our reliance on third-party partner banks, lower partner bank fees and our cost of funds, and allow us to integrate our technology platform more closely with our banking operations. We will also become subject to supervision by the Federal Reserve and to additional regulatory requirements, including capital, liquidity and compliance requirements, which will increase our costs. For additional information, see Note 10 – Business Combinations and the section titled “Risks Related to the Pending Stride Acquisition” in Part II, Item 1A, “Risk Factors.”
Restructuring
On July 31, 2026, we committed to a reorganization (the “Restructuring”) to better align our personnel with our strategic priorities, improve operational efficiency, and position us for continued growth. The Restructuring involved the reduction of approximately 9% of our total workforce. See Note 18 – Restructuring within the notes to our condensed consolidated financial statements included in this Quarterly Report for additional information.
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
Key Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for Average Revenue per Active Member)	2026	2025	2026	2025
Purchase Volume	$38,478	$32,305	$115,221	$99,275

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

	Three Months Ended September 30,
(in millions, except for Average Revenue per Active Member)	2026	2025
Active Members	10.9	9.1
Average Revenue per Active Member (ARPAM)	$270	$245
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
The following table presents a reconciliation of gross profit to transaction profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Gross profit	$646,065	$474,118	$1,821,251	$1,393,473
Gross margin	90%	87%	89%	88%
Adjusted for: Transaction and risk losses	115,614	97,053	307,806	304,445
Transaction profit	$530,451	$377,065	$1,513,445	$1,089,028
Transaction margin	74%	69%	74%	68%

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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income (loss)	$43,724	$(54,722)	$125,030	$(965,159)
Net margin	6%	(10)%	6%	(61)%
Adjusted for:
Depreciation and amortization expense	7,938	7,514	23,160	22,183
Other (income) expense, net(1)	(9,651)	(10,268)	(24,140)	(21,837)
Provision (benefit) for income taxes	250	280	918	785
Stock-based compensation expense and related payroll tax	76,276	85,953	212,290	1,022,711
Stock-based charitable contribution expense	1,695	—	3,190	11,168
Restructuring charges(2)	17,077	—	17,077	—
Adjusted EBITDA	$137,309	$28,757	$357,525	$69,851
Adjusted EBITDA margin	19%	5%	18%	4%
__________________
(1)Relates primarily to interest income, which consists of interest and dividends earned on our cash and cash equivalents and marketable securities.
(2)For the three and nine months ended September 30, 2026, includes cash charges for employee-related wages, benefits and severance. See Note 18 – Restructuring within the notes to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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
Our allowance for credit losses relating to MyPay and other receivables we purchase, which are reflected on our balance sheet as loans held for investment, are recorded as a provision for credit losses within transaction and risk losses.
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
Results of Operations
The following table summarizes our unaudited condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue	$718,001	$543,519	$2,035,156	$1,590,412
Cost of revenue(1)	71,936	69,401	213,905	196,939
Gross profit	646,065	474,118	1,821,251	1,393,473
Operating expenses:
Transaction and risk losses	115,614	97,053	307,806	304,445
Member support and operations(2)	104,799	83,658	309,753	365,364
Sales and marketing(2)	168,465	153,608	498,055	471,187
Technology and development(2)	119,434	123,942	341,325	823,578
General and administrative(2)	98,701	76,575	249,310	403,415
Depreciation and amortization(1)	4,729	3,992	13,194	11,695
Total operating expenses	611,742	538,828	1,719,443	2,379,684
Income (loss) from operations	34,323	(64,710)	101,808	(986,211)
Other income, net	9,651	10,268	24,140	21,837
Net income (loss) before income taxes	43,974	(54,442)	125,948	(964,374)
Provision (benefit) for income taxes	250	280	918	785
Net income (loss)	$43,724	$(54,722)	$125,030	$(965,159)
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(0.15)	$0.33	$(5.10)
Diluted	$0.11	$(0.15)	$0.31	$(5.10)
Weighted average number of common shares outstanding used to compute net income (loss) per share attributable to common stockholders:
Basic	380,680,024	371,829,972	380,709,024	189,227,164
Diluted	400,120,167	371,829,972	398,002,078	189,227,164
__________________
(1)Total depreciation and amortization includes amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization recorded in cost of revenue	$3,209	$3,522	$9,966	$10,488
Depreciation and amortization recorded as operating expense	4,729	3,992	13,194	11,695
Total depreciation and amortization	$7,938	$7,514	$23,160	$22,183

(2)Amounts include stock-based compensation and related payroll tax as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Member support and operations	$10,229	$10,172	$28,680	$133,882
Sales and marketing	5,201	4,128	14,315	48,014
Technology and development	26,208	40,270	82,773	584,189
General and administrative	34,638	31,383	86,522	256,626
Total stock-based compensation expense and related payroll tax	$76,276	$85,953	$212,290	$1,022,711
Comparison of the three and nine months ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Payments revenue	$444,434	$363,156	$81,278	22%	$1,307,107	$1,104,569	$202,538	18%
Platform-related revenue	273,567	180,363	93,204	52%	728,049	485,843	242,206	50%
Total revenue	$718,001	$543,519	$174,482	32%	$2,035,156	$1,590,412	$444,744	28%
Total revenue for the three and nine months ended September 30, 2026 increased by $174.5 million, or 32%, and $444.7 million, or 28%, year over year, primarily driven by the growth of our total Active Members and the associated increase in Purchase Volume, a continued shift in payment mix toward credit from debit with the launch of Chime Prime, as well as the continued growth of MyPay, Instant Loans, and outbound instant transfers.
Payments revenue
Payments revenue increased by $81.3 million, or 22%, and $202.5 million, or 18%, for the three and nine months ended September 30, 2026 compared to the same periods in 2025.
For the three months ended September 30, 2026, this increase primarily reflected an $83.3 million, or 81%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2025. The increase in payments revenue was driven by a $6.2 billion, or 19%, increase in Purchase Volume for the three months ended September 30, 2026 compared to the same period in 2025. For the three months ended September 30, 2026 and 2025, interchange-based fees from debit card transactions represented 36% and 48% of revenue, with debit card transactions representing 71% and 84% of Purchase Volume. For the three months ended September 30, 2026 and 2025, interchange-based fees from credit card transactions represented 26% and 19% of revenue, with credit card transactions representing 29% and 16% of Purchase Volume.
For the nine months ended September 30, 2026, this increase primarily reflected a $204.6 million, or 65%, increase in revenue from interchange-based fees from credit card transactions compared to the same period in 2025. The increase in payments revenue was driven by a $15.9 billion, or 16%, increase in Purchase Volume for the nine months ended September 30, 2026 compared to the same period in 2025. For the nine months ended September 30, 2026 and 2025, interchange-based fees from debit card transactions represented 39% and 50% of revenue, with debit card transactions representing 74% and 84% of Purchase Volume. For the nine months ended September 30, 2026 and 2025, interchange-based fees from credit card transactions represented 25% and 20% of revenue, with credit card transactions representing 26% and 16% of Purchase Volume.
The increase in Purchase Volume was driven, in part, by a 1.8 million, or 20%, increase in Active Members as of September 30, 2026 compared to September 30, 2025. Increasing the number of Active Members on our platform helps drive Purchase Volume, which increases the interchange-based fees generated and the payments revenue that we recognize.

Platform-related revenue
Platform-related revenue for the three and nine months ended September 30, 2026 increased $93.2 million, or 52%, and $242.2 million, or 50%, year over year. For the three and nine months ended September 30, 2026, the increase was primarily driven by a $48.0 million and $124.7 million increase year over year from MyPay driven by our new variable pricing plan adopted in the first quarter of 2026 and increased MyPay transaction volume from continued adoption. Additionally, during the three and nine months ended September 30, 2026, Instant Loan revenue increased $20.9 million and $53.6 million and outbound instant transfer fees increased $15.6 million and $46.1 million as members continued to adopt these products.
Cost of revenue

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Cost of revenue	$71,936	$69,401	$2,535	4%	$213,905	$196,939	$16,966	9%
Cost of revenue for the three months ended September 30, 2026 increased $2.5 million, or 4%, driven by an $8.0 million increase in card and ATM network expenses, net of incentives, partially offset by a $5.4 million decrease in transaction processing and bank partner costs. Cost of revenue for the nine months ended September 30, 2026 increased $17.0 million, or 9%, driven by a $33.5 million increase in card and ATM network expenses, net of incentives, partially offset by a $16.6 million decrease in transaction processing and bank partner costs.
The increase in card and ATM network expenses in the three and nine months ended September 30, 2026 compared to the prior year was driven both by the increase in Active Members and from Active Members engaging more frequently with our products, including instant transfers. The decrease in transaction processing and bank partner costs in the three and nine months ended September 30, 2026 compared to the prior year was driven by cost savings following our migration from a third-party transaction processor to ChimeCore, which occurred in the fourth quarter of 2025, partially offset by growth in Active Members, the related growth in Purchase Volume, and the shift in payment mix toward credit.
Operating expenses

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Transaction and risk losses	$115,614	$97,053	$18,561	19%	$307,806	$304,445	$3,361	1%
Member support and operations	104,799	83,658	21,141	25%	309,753	365,364	(55,611)	(15)%
Sales and marketing	168,465	153,608	14,857	10%	498,055	471,187	26,868	6%
Technology and development	119,434	123,942	(4,508)	(4)%	341,325	823,578	(482,253)	(59)%
General and administrative	98,701	76,575	22,126	29%	249,310	403,415	(154,105)	(38)%
Depreciation and amortization	4,729	3,992	737	18%	13,194	11,695	1,499	13%
Total operating expenses	$611,742	$538,828	$72,914	14%	$1,719,443	$2,379,684	$(660,241)	(28)%
Operating expenses increased by $72.9 million, or 14%, for the three months ended September 30, 2026 and decreased $660.2 million, or 28%, for the nine months ended September 30, 2026 compared to the same periods in 2025 driven by the following changes:

Transaction and risk losses
Transaction and risk losses for the three months ended September 30, 2026 increased by $18.6 million, or 19%, year over year, primarily driven by a $16.1 million increase in losses related to our Instant Loans product primarily due to higher volumes and an $8.8 million increase in losses related to MyPay as a result of higher MyPay volume and partially offset by the improved loss rates on originations made during the current quarter. These increases were partially offset by a $7.4 million decrease in transaction dispute losses due to improved fraud mitigation.
Transaction and risk losses for the nine months ended September 30, 2026 increased by $3.4 million, or 1%, year over year, driven by a $32.2 million increase in losses related to our Instant Loans product primarily due to higher volumes and a $5.3 million increase in transaction dispute losses primarily attributable to the increase in Purchase Volume and increase in the rate of disputed transactions in the second quarter of 2026. These increases were partially offset by a $22.6 million decrease in losses related to MyPay primarily attributable to improved loss rates on originations made during the current period, particularly in the first half of the year as we introduced the expansion of eligible repayment sources in the third quarter of 2025, and a $12.6 million decrease in losses related to SpotMe and other member negative balances primarily due to the nonrecurrence of losses from isolated fraud incidents in the first quarter of 2025.
Member support and operations
Member support and operations expenses for the three months ended September 30, 2026 increased by $21.1 million, or 25%, year over year driven by an $8.5 million increase in software costs related to member support and operations, including certain dispute and processing platform fees, driven by growth in Active Members. Additionally, there was a $4.5 million increase in member onboarding costs and a $3.8 million increase in physical card issuance costs primarily attributable to growth of Active Members and launch of Chime Prime in the second quarter of 2026.
Member support and operations expenses for the nine months ended September 30, 2026 decreased by $55.6 million, or 15%, year over year driven by a $105.2 million decrease in stock-based compensation and related payroll tax as the prior year period included higher stock-based compensation expense recognized in connection with our IPO in the second quarter of 2025. This decrease was partially offset by a $17.6 million increase in software costs related to member support and operations, including dispute and processing platform fees, driven by growth in Active Members. There was also a $17.2 million increase in member onboarding costs related to activation expenses and $7.9 million increase in physical card issuance costs primarily attributable to growth of Active Members and launch of Chime Prime in the second quarter of 2026.
Sales and marketing
Sales and marketing expenses for the three months ended September 30, 2026 increased by $14.9 million, or 10%, year over year driven by a $10.0 million increase in marketing and promotional activities and $1.7 million in Restructuring costs related to employee-related wages, benefits and severance costs recognized in the three months ended September 30, 2026.
Sales and marketing expenses for the nine months ended September 30, 2026 increased by $26.9 million, or 6%, year over year driven by a $52.0 million increase in marketing and promotional activities and $1.7 million in Restructuring costs related to employee-related wages, benefits and severance costs recognized in the nine months ended September 30, 2026. This was partially offset by a $33.7 million decrease in stock-based compensation and related payroll tax as the prior year period included higher stock-based compensation expense recognized in connection with our IPO in the second quarter of 2025.

Technology and development
Technology and development expenses for the three months ended September 30, 2026 decreased by $4.5 million, or 4%, year over year primarily driven by a $14.1 million decrease in stock-based compensation and related payroll tax due to the reversal of previously recognized stock-based compensation expense for unvested awards forfeited in connection with the Restructuring in the third quarter of 2026, as well as other award forfeitures. This decrease was partially offset by $8.6 million in Restructuring costs related to employee-related wages, benefits and severance costs recognized in the three months ended September 30, 2026.
Technology and development expenses for the nine months ended September 30, 2026 decreased by $482.3 million, or 59%, year over year, primarily driven by a $501.4 million decrease in stock-based compensation and related payroll tax as the prior year period included higher stock-based compensation expense recognized in connection with our IPO in the second quarter of 2025. The decrease also reflects the reversal of previously recognized stock-based compensation expense for unvested awards forfeited in connection with the Restructuring in the third quarter of 2026, as well as other award forfeitures. This decrease was partially offset by $8.6 million in Restructuring costs related to employee-related wages, benefits and severance costs recognized in the nine months ended September 30, 2026.
General and administrative
General and administrative expenses for the three months ended September 30, 2026 increased by $22.1 million, or 29%, year over year primarily driven by $4.7 million in Restructuring costs related to employee-related wages, benefits and severance costs recognized in the three months ended September 30, 2026, the non-recurrence of a $4.5 million one-time non-income tax benefit recognized in the third quarter of 2025, and a $4.5 million increase in professional services fees primarily attributable to supporting initiatives such as the Stride Acquisition. There was also a $3.3 million increase in stock-based compensation expense and related payroll tax driven by higher expense for certain executive awards, partially offset by the reversal of previously recognized expense for unvested awards forfeited in connection with the Restructuring in the third quarter of 2026, as well as other award forfeitures.
General and administrative expenses for the nine months ended September 30, 2026 decreased by $154.1 million, or 38%, year over year, primarily driven by a $170.1 million decrease in stock-based compensation and related payroll tax as the prior year period included higher stock-based compensation expense recognized in connection with our IPO in the second quarter of 2025.
Other income, net

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
(in thousands, except percentages)	2026	2025	($)	%	2026	2025	($)	%
Other income, net	$9,651	$10,268	$(617)	(6)%	$24,140	$21,837	$2,303	11%
Other income, net for the three months ended September 30, 2026 decreased by $0.6 million, or 6%, year over year, primarily attributable to a decrease in interest income due to reduced yields on corporate cash and cash equivalents and marketable securities.
Other income, net for the nine months ended September 30, 2026 increased by $2.3 million, or 11%, year over year, primarily attributable to an increase in interest income due to higher balances on interest-bearing assets.
Liquidity and Capital Resources
Sources and Uses of Funds
As of September 30, 2026, our principal sources of liquidity were our cash and cash equivalents of $636.7 million and investments in marketable securities of $546.3 million. Additionally, we have $451.8 million in borrowing capacity under our revolving credit facility and $100.0 million of remaining committed capacity under our warehouse facility.

Our bank partners also retain accounts and receivables related to Chime-branded credit and liquidity products on their balance sheet, and pursuant to the Bancorp MSA, Bancorp committed to retain certain receivables on its balance sheet in an amount, not to exceed, on an aggregate basis, 200% of its tier 1 capital, with such amount in connection with liquidity products excluding Credit Builder not to exceed 125% of its tier 1 capital (each as measured on the last day of each calendar quarter). Bancorp’s tier 1 capital includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Based on Bancorp’s tier 1 capital as of September 30, 2026, the amount of this commitment would have been approximately $1.8 billion (with such amount in connection with liquidity products excluding Credit Builder not to exceed approximately $1.1 billion). Bancorp has the right to limit originations under this commitment in the event the forecasted performance of the liquidity products offered under this commitment is expected to result in significant unrecoverable losses. Specifically, Bancorp has the right to limit originations under this commitment during periods when a specified threshold is projected to be exceeded relating to the forecasted ratio of (i) projected losses less projected revenue from the liquidity products offered under this commitment to (ii) the sum of our cash, our marketable securities, and certain assets held at Bancorp.
In November 2025, our board of directors approved a share repurchase program with authorization to purchase up to $200.0 million of our Class A common stock at management’s discretion, and in May 2026 we announced that our board of directors approved an additional $200.0 million share repurchase authorization. Repurchases may be made from time to time through open market purchases, privately negotiated transactions or other means, subject to market conditions, applicable legal requirements, and other relevant factors. Open market purchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including legal requirements, price, and economic and market conditions. The program does not obligate us to repurchase any particular amount of Class A common stock and may be suspended or discontinued at any time at our discretion without prior notice, subject to all applicable securities laws. During the three months ended September 30, 2026, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2026, we repurchased approximately 11.4 million shares of our common stock for an aggregate purchase price of $222.1 million.
In June 2026, we established a trust to enter into a credit agreement with Goldman Sachs Lending Partners LLC as the lender which provides for a commitment amount of $200.0 million, with a total facility limit of $500.0 million, maturing on June 1, 2028 (the “Warehouse Facility”), with an intent to access additional financing in support of our MyPay product and to supplement our existing bank partner model. As of September 30, 2026, $100.0 million was outstanding under the Warehouse Facility with $100.0 million of remaining committed capacity available. The expected utilization of the Warehouse Facility may depend on a variety of factors, including the growth of MyPay origination volumes. We maintain a reserve account pledged as first-priority collateral to the lender which is not available for general use and may only be disbursed in accordance with the Warehouse Facility’s payment waterfall. The Warehouse Facility includes customary affirmative and negative covenants and requires us to maintain certain levels of minimum liquidity and minimum tangible net worth. We are in compliance with all covenants as of September 30, 2026. See Note 12 – Indebtedness within the notes to our condensed consolidated financial statements included in this Quarterly Report for additional information.
We believe that our current available cash and cash equivalents and investments in marketable securities, together with amounts available for borrowing under the credit facility and Warehouse Facility, will be sufficient to meet our working capital needs for at least the next twelve months, including the Stride Acquisition. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our growth, our ability to attract and retain Active Members, the timing and extent of spending to support our efforts to develop our platform, the growth of liquidity products, including MyPay, Instant Loans, and SpotMe, the expansion of sales and marketing activities, potential merger and acquisition activity, regulatory capital requirements, and other strategic initiatives.

Cash Flows
The following table shows the generation and use of cash for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows provided by (used in):
Operating activities	$421,023	$20,227
Investing activities	$(56,247)	$(344,483)
Financing activities	$(90,014)	$432,958
Cash Flows from Operating Activities
Cash provided by operating activities was $421.0 million for the nine months ended September 30, 2026, compared to $20.2 million in the nine months ended September 30, 2025. The increase of $400.8 million consists of a $1,090.2 million increase in net income and an increase of $238.7 million in changes in working capital, partially offset by a decrease of $928.1 million in non-cash adjustments.
The increase of $238.7 million in changes in working capital for the nine months ended September 30, 2026 compared to the prior year was primarily driven by a decrease in our product collateral requirements primarily due to enhancements in our loss recovery processes, the timing of upfront payments received related to our network incentive obligation, and the timing of vendor payments. Additionally, settlements related to our product obligation were cash inflows of $81.8 million in the nine months ended September 30, 2026, compared to cash outflows of $21.7 million in the nine months ended September 30, 2025, primarily due to the growth of MyPay and Instant Loans revenue and the improved unit economics of MyPay compared to the prior year. This favorability was partially offset by settlements related to SpotMe and other negative balances, which were elevated in the nine months ended September 30, 2026 due to the settlement of prior year fraud events.
The decrease of $928.1 million in non-cash adjustments for the nine months ended September 30, 2026 compared to the prior year was primarily driven by a $799.3 million decrease in stock-based compensation as the liquidity-based vesting condition for certain equity awards was met in connection with our IPO in 2025. Additionally, the change in fair value of the product obligation was $(81.5) million in the nine months ended September 30, 2026, compared to $41.6 million in the prior year. This change is attributable to the growth of MyPay and Instant Loans revenue and improved MyPay loss rates and unit economics. See Note 8 – Credit Obligations within the notes to our condensed consolidated financial statements included in this Quarterly Report for additional information.
Cash Flows from Investing Activities
Cash used in investing activities was $56.2 million for the nine months ended September 30, 2026 primarily due to $4,359.0 million in purchases of loans held for investment and $366.1 million in purchases of marketable securities, offset by $4,289.0 million in repayments of loans held for investment and $402.3 million in proceeds from maturities of marketable securities.
Cash used in investing activities was $344.5 million for the nine months ended September 30, 2025, primarily due to $3,616.9 million in purchases of loans held for investment and $665.3 million in purchases of marketable securities, offset by $3,547.7 million in repayments of loans held for investment, $256.5 million from sales of marketable securities and $147.2 million in proceeds from maturities of marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, cash used in financing activities was $90.0 million, primarily due to $222.1 million from repurchases of common stock, partially offset by $100.0 million in proceeds from borrowings under the Warehouse Facility and $30.4 million in proceeds from the exercise of stock options.

For the nine months ended September 30, 2025, cash provided by financing activities was $433.0 million, primarily due to $771.2 million from the issuance of common stock in connection with our IPO in the second quarter of 2025, net of offering costs paid, partially offset by taxes paid related to the net share settlement of restricted stock units of $348.1 million.
Dilution
We calculate our fully diluted share count on an unweighted basis taking our total outstanding share count in addition to unexercised stock options, outstanding restricted stock units, outstanding PSUs, and shares reserved for charitable donations.
As of September 30, 2026, our fully diluted share count was as follows:

Class A and B common stock issued and outstanding	383,300,199
Stock options outstanding	21,874,050
Service-based RSUs outstanding	29,482,713
PSUs outstanding	7,702,763
Shares reserved for charitable donations	2,728,664
Total fully diluted share count	445,088,389
For further information see Note 15 – Stock-based Compensation and Note 16 – Net Income (Loss) Per Share within the notes to our condensed consolidated financial statements included in this Quarterly Report.
Commitments
Leases
As of September 30, 2026, we had future minimum operating lease payments under non-cancelable leases of $161.5 million related to leases we have recognized on our condensed consolidated balance sheet which are due over a weighted average period of 7.8 years. Of the non-cancelable lease payments, $4.7 million is payable in the remainder of 2026. For additional discussion on our operating leases, see Note 20 – Commitments and Contingencies within the notes to our condensed consolidated financial statements included in this Quarterly Report.
Purchase Commitments
Our non-cancellable purchase commitments are primarily related to our cloud infrastructure services and various marketing partnerships. As of September 30, 2026, we had non-cancellable purchase obligations of $224.6 million, of which $37.7 million is due in the remainder of 2026.
Pending Stride Acquisition
On September 8, 2026, we entered into the Merger Agreement to acquire CSC, the parent company of Stride, for approximately $590 million in cash, subject to customary purchase price adjustments. We expect to fund the purchase price with cash on hand at closing, which is expected to occur in the first half of 2027, subject to regulatory approvals and other customary closing conditions.

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
Deferred Tax Asset Valuation Allowance
We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets. If we continue to generate pretax income, sufficient positive evidence may become available in a future period for us to conclude that all or a significant portion of the valuation allowance is no longer required. The timing and amount of any release remain uncertain and will depend on several factors, including the level and sustainability of our profitability. Any release would result in the recognition of deferred tax assets and could reduce income tax expense in the period recorded. Any such benefit would be non-cash.
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
Interest Rate Sensitivity
Our cash and cash equivalents, and marketable debt securities as of September 30, 2026, were held primarily in cash deposits, money market funds, and U.S. government and agency securities. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our President and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and President and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company reviews these matters on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and uses that information when making accrual and disclosure decisions. If the potential loss is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. As of September 30, 2026 and December 31, 2025, the Company does not expect any claims with a reasonably possible adverse outcome to have a material impact to the Company, and accordingly, has not accrued for any such claims.

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
RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include the following:
•We may not complete our pending acquisition of the parent holding company of Stride Bank, N.A. on the anticipated timeline or at all, we may not realize the anticipated benefits of the acquisition, we may be prevented from pursuing other strategic opportunities while the acquisition is pending, and upon completion, we will become a bank holding company subject to extensive supervision and regulation, any of which may adversely affect our business, financial condition, and results of operations.
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
Risks Related to the Pending Stride Acquisition
Our pending acquisition (the “Stride Acquisition”) of Central Service Corporation (“CSC”), the parent holding company of Stride Bank, N.A. (“Stride”) may not be completed in a timely manner or at all, and we could be subject to unanticipated conditions on our business or the combined company, any of which could adversely affect our business, financial condition, and results of operations.
On September 8, 2026, we entered into a definitive agreement (the “Merger Agreement”) to acquire CSC, the parent holding company of Stride, for approximately $590 million in cash, subject to certain adjustments. Completion of the Stride Acquisition is subject to conditions, including, among others, receipt of approvals from the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System, the absence of legal restraints, the accuracy of each party’s representations and warranties, subject to specified materiality standards, and the absence of a material adverse effect on CSC. We cannot assure you that these conditions will be satisfied, that required regulatory approvals will be obtained on the anticipated timeline or at all, or that such approvals will not impose conditions that adversely affect us or the expected benefits of the Stride Acquisition. Our ability to obtain the requisite regulatory approvals for the Stride Acquisition depends on the bank regulators’ views of our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. In connection with applying for these approvals, we have developed a financial and bank capitalization plan and may need to enhance our governance, compliance, controls and management infrastructure and capabilities in order to be compliant with all applicable regulations and operate to the satisfaction of the banking regulators, which may require substantial time, monetary and human resource commitments. If we are not successful in developing a financial and bank capitalization plan or enhancing, as needed, our governance, compliance, controls and management infrastructure and capabilities, our ability to complete the Stride Acquisition may be jeopardized.
In addition, if the Stride Acquisition is not completed by June 8, 2027 (which date may be extended to September 8, 2027 in certain circumstances), either CSC or we may choose not to proceed with the Stride Acquisition by terminating the Merger Agreement. The parties can also mutually decide to terminate the Merger Agreement at any time. In addition, we and CSC may each elect to terminate the Merger Agreement in certain other circumstances.
If the Stride Acquisition is not completed, or is completed on terms or subject to conditions different from those we currently anticipate, our business, financial condition, and results of operations could be adversely affected, and the market price of our Class A common stock could decline. In such event, we will have incurred significant legal, accounting, financial advisory, consulting, and other transaction costs, which we generally must pay whether or not the Stride Acquisition is completed, and we will have devoted substantial management attention and resources to the transaction without realizing its anticipated benefits. A failed or delayed transaction could also adversely affect our relationships with our members, employees, regulators, and bank partners, including Stride and The Bancorp Bank, N.A. (“Bancorp”), and we could become subject to litigation relating to the transaction or its failure to close.
We may not realize the anticipated benefits of the Stride Acquisition, and the pendency of the transaction and the integration of Stride may disrupt our business and adversely affect our business, financial condition, and results of operations.
We entered into the Merger Agreement with the expectation that the Stride Acquisition will result in various benefits. These expectations are based on assumptions that may prove inaccurate, and we may not realize the anticipated benefits, including the anticipated net synergies, in the amounts or on the timeline we expect, or at all. Achieving the anticipated benefits will depend in part on our ability to integrate Stride’s operations, systems, risk management, compliance, and personnel with our own and to transition member accounts and programs, including those currently held at Bancorp to Stride efficiently and without disruption to our members.
Integration of a regulated bank into our business will be complex, costly, and time-consuming, and we have no prior experience owning or operating a bank. We may encounter difficulties, including, among others: integrating Stride’s core banking, payments, and other technology systems with ours; maintaining effective internal controls and compliance programs, including Bank Secrecy Act, anti-money laundering, sanctions, consumer protection, and privacy compliance, across the combined organization, retaining key Stride personnel; managing the risks associated with Stride’s existing loan portfolio, deposit base, and other customer and program relationships; and managing the larger size, complexity, and regulatory profile of the combined business. Integration may also require significant management attention and resources and may result in higher-than-expected costs, which could offset the anticipated benefits of the transaction.
In addition, the announcement and pendency of the Stride Acquisition may disrupt our business. Uncertainty about the transaction may affect our relationships with our members, employees, and business partners, including Bancorp, which continues to hold a significant portion of our member accounts and with which we will continue to have contractual relationships following the closing. We also expect to incur significant transaction and integration costs, many of which will be incurred whether or not the transaction is completed. Any of these factors could adversely affect our business, financial condition, and results of operations, and the market price of our Class A common stock.
The Merger Agreement limits our ability to pursue certain transactions, including alternatives to the Stride Acquisition.
The Merger Agreement contains provisions that prohibit us from entering into, or agreeing to enter into, a transaction if doing so would reasonably be expected to (i) impose a material delay in or increase materially the risk of not obtaining certain governmental approvals or (ii) prevent or materially delay the consummation of the Stride Acquisition. Therefore, prior to the completion of the Stride Acquisition, we may be prevented from pursuing certain strategic opportunities, even if we believe they would be beneficial.
Upon completion of the Stride Acquisition, we will become a bank holding company subject to extensive supervision and regulation, which may restrict our activities, require us to maintain additional capital and liquidity, and increase our compliance costs.
If the Stride Acquisition is completed, we will become a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and will be subject to additional supervision, regulation, and capital and other requirements of the Board of Governors of the Federal Reserve System, which may increase our compliance costs and limit our activities. We have not previously been subject to regulation as a bank holding company, and this framework will apply to us and our subsidiaries on a consolidated basis. Additionally, Stride (which we expect to rename “Chime Bank, National Association”) will continue to be subject to supervision, regulation, and capital and other requirements of the OCC. Our regulators will have broad supervisory and enforcement authority, including the ability to examine our and Stride’s operations, to require changes to our business, risk management, and compliance practices, to restrict our growth or activities, and to impose fines, penalties, consent orders, or other enforcement actions, and the results of supervisory examinations are generally confidential and not subject to appeal. We will be subject to heightened expectations regarding governance, risk management, internal controls, consumer protection, community reinvestment, and Bank Secrecy Act and anti-money laundering compliance. Compliance with these laws and regulations will require significant resources and could increase our operating costs. Any failure to comply could result in enforcement actions, restrictions on our activities, reputational harm, and other adverse consequences, any of which could materially adversely affect our business, financial condition, and results of operations.
Should we successfully complete the Stride Acquisition, certain of our stockholders may need to comply with applicable federal banking statutes and regulations, including the Change in Bank Control Act and the Bank Holding Company Act of 1956. Specifically, stockholders holding 10.0% or more of our voting interests may be required to provide certain information and/or commitments on a confidential basis to, among other regulators, the Board of Governors of the Federal Reserve System. This requirement may deter certain existing or potential stockholders from purchasing shares of our common stock, which may suppress demand for the stock and cause the price to decline.
The inability to attract or retain key employees could adversely affect our business and operations.
We have not previously been subject to regulation as a bank holding company, and our ability to successfully operate as a bank holding company will depend in part on our ability to retain key management personnel and other key employees of Stride. While we currently expect that certain key management personnel of Stride will continue to oversee the operations of Stride, there can be no guarantee that we will be able to retain such personnel or that we will be able to attract other qualified management personnel and employees to the same extent that Stride has previously been able to. If we are unable to retain personnel, including Stride’s key management, who are critical to the future operations of Stride, we could face disruptions in operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Stride Acquisition.
CSC may have liabilities that are not known to us, or that may materialize in a manner not consistent with our expectations.
CSC may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigation. We may learn additional information about CSC that materially adversely affects CSC, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. As a result of these factors, we may incur additional costs and expenses and may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in losses. Even if our due diligence identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our expectations. If any of these risks materialize, this could adversely affect our financial condition, results of operations.

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
We rely on our bank partners to provide the banking services offered through our platform, such as opening and maintaining member bank accounts, issuing Chime-branded debit and credit cards, and providing short-term loans to our members to support the liquidity products offered through our platform. Our relationships with our bank partners are a crucial part of our business as we do not currently have a banking license, and will remain relevant to our member relationships even if and when the Stride Acquisition closes.
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

We partner with Bancorp pursuant to a master services agreement (as amended, the “Bancorp MSA”) and with Stride pursuant to two main agreements: an amended and restated agreement covering debit card issuance and private label checking and savings accounts (the “Stride Debit Agreement”), and a secured credit card issuing and marketing agreement for secured credit card programs (as amended, the “Stride Credit Agreement” and together with the Stride Debit Agreement, the “Stride Agreements”). The Bancorp MSA has an initial 60-month term ending in July 2028, while the Stride Agreements each have initial 36-month terms ending in November 2025 and have auto-renewed for an additional one-year term ending in November 2026. We expect that the Stride Agreements will auto-renew in November 2026 and will remain in effect on the same terms through at least the closing of the Stride Acquisition. Our bank partner agreements automatically renew for successive one-year periods unless either party provides written notice of non-renewal, which can be provided without cause to the other party at least 365 days, in the case of the Bancorp MSA, and at least 180 days, in the case of the Stride Agreements, prior to the end of any such term, or unless earlier terminated for cause. We and our bank partners can terminate the bank partner agreements early for cause upon the occurrence of certain early termination events, subject to certain fees that may be owed by Chime. In the event a bank partner agreement is terminated without cause, we can elect, subject to regulatory approval, to engage in a plan to transition our products to a successor bank partner or to develop a wind-down plan. In both cases, parties are contractually obligated to ensure a smooth transition or wind-down for our members, but we cannot guarantee the outcome of such transition or wind-down. In addition to the Bancorp MSA, Stride Agreements, and their addenda, we and/or our subsidiaries are party to certain other agreements with our bank partners.
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
There are also regulatory risks associated with interchange fees. The Durbin Amendment required the Federal Reserve Board to promulgate regulations governing debit card interchange fees, card network exclusivity, and transaction routing. Accordingly, the Federal Reserve Board promulgated Regulation II. The Durbin Amendment and Regulation II exempt issuing banks that, together with their affiliates, have assets less than $10 billion from the limitations on the amount of debit card interchange fees. While our bank partners are currently exempt from the limitations on debit card interchange fees, and we expect them to continue to be exempt, we can offer no assurance or guarantee that they will remain exempt, and various events outside our control may cause our bank partners to become subject to the interchange fee limits in Regulation II. In addition, following the completion of the Stride Acquisition, Stride’s assets will be aggregated with those of its affiliates, including us, for purposes of determining whether Stride qualifies for the small issuer exemption. Although we currently expect that the combined assets of Stride and its affiliates will remain below $10 billion for the foreseeable future, that may change, including as a result of our growth or the consolidation of our banking activities at Stride. To the extent that we seek to develop a relationship with a new bank partner, there is no assurance that it will be exempt. See the risk factor titled “Our relationships with our bank partners are crucial to our business, and we may be unable to maintain our relationship with either of our bank partners, which may adversely affect our business, financial condition, and results of operations.”
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
In addition to our bank partners, we rely on third parties in connection with our products, including, but not limited to: card networks, payment gateways, and other third parties who provide key functions, including payment processing, transaction processing, member support, data center facilities, and cloud computing. We rely on these third parties for a variety of services, including to transmit transaction data and settle funds to our members, and to support our ability to maintain the confidentiality, integrity, and availability of our systems and infrastructure, including websites, information, and related systems. For example, cash deposits are processed primarily by Interactive Communications International, Inc., a third-party cash deposit processor; ATM access for our members is provided by Allpoint, MoneyPass, and Visa Plus Alliance, each a third-party provider of ATM services; outbound instant transfers are processed by TabaPay, Inc., a third-party instant money movement platform; and we currently host our platform and support our operations using Amazon Web Services, a third-party provider of cloud infrastructure services. Historically, transactions have been processed by Galileo Financial Technologies, LLC (“Galileo”), a third-party payment processor. However, as of the end of 2025, we have transitioned our members’ transactions to being processed by ChimeCore. See the risk factor titled “Member transactions are now processed through ChimeCore, our proprietary payment processor and ledger. Any problems with ChimeCore may adversely affect our business, financial condition, and results of operations.” We also rely on our relationships with Walgreens and other retailers to provide members with the ability to make cash deposits at in-person locations. Failure by any of these third parties to perform the relevant services would adversely affect our business.
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
For 2025, 2024 and 2023, we incurred net losses of $1,009.9 million, $25.3 million and $203.2 million. Although we incurred net income of $43.7 million and $125.0 million during the three and nine months ended September 30, 2026, we intend to continue making investments in our business, including with respect to our employee base, sales and marketing, technology infrastructure, development of new products and features, acquisitions and other strategic transactions, infrastructure, expansion of operations, and general administration, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and may incur in the future, losses for a number of reasons, including further investments in our business, vesting and settlement of equity awards, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
Following the completion of our IPO, stock-based compensation expense related to existing RSUs and other outstanding equity awards, and those to be awarded in the future has resulted in and will continue to result in increases in our expenses in future periods. As of September 30, 2026, we had $747.5 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards expected to vest.
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
•our ability to efficiently complete or integrate any acquisitions or other strategic transactions that we may undertake, including the Stride Acquisition;
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
More generally, if our privacy, data protection, or data security measures or those of our bank partners, third-party developers, or third-party service providers or suppliers are inadequate or are breached, or otherwise compromised, and, as a result, there is improper use, disclosure or other processing of, or someone obtains unauthorized access to, or infiltrates, funds or other confidential, proprietary, personal, or sensitive data on our systems or our bank partners’, third-party developers’ or third-party service providers’ or suppliers’ systems, or if we, our bank partners, third-party developers, or third-party service providers or suppliers suffer a ransomware or other advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our brand and business may be harmed. Due to political uncertainty and military actions around the world, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. If the confidential, proprietary, personal, or sensitive data is lost or improperly accessed, misused, disclosed, destroyed, altered, or otherwise processed or threatened to be improperly accessed, misused, disclosed, destroyed, altered, or otherwise processed, we may incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to negative publicity, litigation, regulatory scrutiny, governmental investigations, and/or other actions. In addition, our bank partnership agreements contain contractual commitments for us to provide certain minimum security standards, and if we fail to meet these obligations, we are potentially directly liable to our bank partners for incremental costs and expenses they may incur as a result of such failures, and our bank partners could terminate their agreements with us.
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
Data breaches, malware, and other security or hacking incidents have become more prevalent across industries and may occur on our systems or the systems of our bank partners, our third-party developers, and our third-party service providers or suppliers. We have experienced, and may continue to experience, cybersecurity incidents, including unauthorized account access, account takeovers, and fraudulent activity involving our products and systems. Future incidents, including incidents that are more extensive or severe than those we have experienced, could adversely affect our business, financial condition, and results of operations. Additionally, due to the proliferation and increased use of generative and agentic AI, and due to significant advances in the power of AI technology, many existing threats have become faster, more sophisticated, difficult to catch, and more likely to cause harm, while the declining cost of launching such attacks has enabled a broader range of bad actors. Any data breach, malware, or other security or hacking incident, including denial-of-service attacks, ransomware attacks, viruses, malware or other malicious code, social engineering, phishing attacks, credential stuffing, insider malfeasance, theft of assets, and account takeovers, any of which may involve unauthorized access, use, disclosure, destruction, alteration, or other processing of our information or systems, or cause intentional malfunction or loss or corruption of data, software, hardware, or other computer equipment, and the inadvertent transmission of computer viruses may adversely affect our business, financial condition, and results of operations.
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
The use of AI and ML technologies also presents emerging ethical and social issues and may draw public scrutiny or controversy due to their perceived or actual impact on members or society as a whole. For example, regulatory agencies and consumer advocacy groups have focused on potential discrimination resulting from the use of AI, ML, and “black-box” algorithms in loan decisioning models. Anti-discrimination statutes such as the Equal Credit Opportunity Act (“ECOA”) prohibit creditors from discriminating against loan applicants and consumers on the basis of race, color, religion, national origin, sex, marital status, or age, or because an applicant receives income from a public assistance program or has in good faith exercised any right under the Consumer Credit Protection Act. See the risk factor titled “Our business is subject to a wide range of complex and evolving laws and regulations, which are subject to change and to uncertain interpretation, and failure by us or by our bank partners or third-party service providers to comply with such laws and regulations may adversely affect our business, financial condition, and results of operations.” Any “disparate impact” on protected groups, whether due to our use of AI and ML in our risk management and other models or otherwise, would require us to revise the models in a manner that may limit product eligibility criteria or result in higher risk losses. Moreover, because these decisions are driven by complex or “black-box” algorithms, our inability to explain or interpret their basis could complicate demonstrations of compliance with anti-discrimination laws, compliance with requirements related to automated decision making, including under the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), and responses to regulatory inquiries. Separately, the rapid pace of AI innovation and competition for specialized talent mean that delays in upgrading our models or retaining qualified personnel could erode our competitive position. Issues relating to our use of AI and ML technologies and the evolving legal and regulatory landscape applicable to such technologies may adversely affect our brand, business, financial condition, and results of operations.
Further, the adoption of agentic commerce, in which autonomous AI agents initiate and execute transactions on behalf of users, presents novel and complex regulatory, privacy and cybersecurity risks. Legal frameworks governing such autonomous agents remain nascent, with limited direct guidance specific to payments. The interplay between payments regulations, data privacy laws and evolving AI regulations may create uncertainty around compliance obligations and potential liability exposure as more participants enter the agentic commerce ecosystem. The market is still assessing how regulators may apply existing consumer protection and other laws in the context of AI. For example, as agentic commerce solutions scale, we may see increased instances of erroneous or disputed payments, increased chargebacks and reputational harm.
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
Our success depends in part on the continued service of Christopher Britt, our Co-Founder, Chairman, and Chief Executive Officer, and Ryan King, our Co-Founder and a member of our board of directors, as well as our senior management team and other key employees. From time to time, we have experienced transitions in executive leadership roles, and future changes could disrupt our business. Any employment agreements we have with our executive officers or other key personnel do not require them to continue to work for us for any specified period and, therefore, they may terminate their employment with us at any time. In addition, we do not maintain any key person life insurance policies. The loss of either of our Co-Founders or any other member of our senior management team, or key personnel may delay or prevent the achievement of our business objectives, and because of the nature of our business, the loss of any significant number of our existing engineering and project management personnel may also adversely affect our business, financial condition, and results of operations.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, such as our acquisition of Salt Labs in June 2024, and there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue. In September 2026, we entered into the Merger Agreement to acquire CSC, the parent holding company of Stride. For a discussion of risks related to the Stride Acquisition, see the section titled “Risks Related to the Pending Stride Acquisition.” We may be unable to identify or complete prospective strategic transactions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. Even if we do identify strategic transactions or enter into agreements with respect to such transactions, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest all or a portion of our business or an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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

These laws and regulations, all of which are subject to change and many of which are subject to uncertain interpretation and application, are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the Consumer Financial Protection Bureau (“CFPB”), OCC, the Federal Reserve Board and FDIC, self-regulatory organizations, and numerous state and local agencies. In addition, new laws or regulations may be adopted that further regulate our business and/or our bank partners. We may not always be able to accurately predict the scope or applicability of regulations to our business, particularly as we launch new products or expand into new areas of operations.
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
The CFPB is also authorized to prevent “unfair, deceptive, or abusive acts or practices” through its rulemaking, supervisory, and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including the types of products we offer to members on our platform. The CFPB may require reports concerning our organization, business conduct, markets, and activities.
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
We are subject to numerous laws, regulations, guidance, and industry standards relating to the collection, storage, use, disclosure, transfer, and other processing of a wide variety of information, including non-public personal information and other personal information of our members. We are also subject to stringent contractual and other requirements relating to privacy, data protection, and data security, including requirements from our bank partners to safeguard non-public personal information. The legal and regulatory environment, and our contractual and other requirements, relating to privacy, data protection, and data security is rapidly evolving and may develop and evolve in ways we cannot predict. Further, these requirements may apply generally to the handling of personal information or may be specific to industries, sectors, contexts, or locations. The continued proliferation of laws and regulations relating to privacy, data protection, and data security in the jurisdictions in which we operate is likely to result in a disparate array of laws, regulations, guidance, industry standards, and other actual and asserted obligations with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which may subject us to increased regulatory scrutiny and business costs and may lead to unintended consumer confusion. In addition, we may become subject to additional laws and regulations relating to privacy, data protection, and data security in jurisdictions in which we may operate in the future (including any non-U.S. jurisdictions), or as the result of new business activities or acquisitions, such as the Stride Acquisition, which may require us to change our business practices and result in increased compliance costs.
Many jurisdictions in which we operate have enacted, or are in the process of enacting, laws or regulations addressing privacy, data protection, and data security. For example, in the United States there are numerous federal and state privacy, data protection, and data security laws and regulations governing the collection, storage, use, disclosure, transfer, and other processing of personal information. Certain of our information processing activities are subject to requirements of the Gramm Leach Bliley Act (which regulates the confidentiality and security of non-public personal information obtained by financial institutions, including non-banking financial institutions significantly engaged in providing financial products or services) (the “GLBA”). In addition, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission (which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection and data security). At the state level, California and numerous other U.S. states have enacted, are in the process of enacting or are proposing to enact comprehensive state-level privacy laws governing the collection, storage, use, disclosure, deletion, transfer, and other processing of their residents’ personal information. For example, the CCPA, gives California residents rights in their personal information including to access and delete their personal information, opt out of sales of personal information or other personal information sharing, and receive detailed information about how their personal information is used. The CCPA also prohibits covered companies from discriminating against California residents for exercising any of their CCPA rights and provides for severe civil penalties for violations as well as a private right of action for data breaches. Beginning January 1, 2027, regulations under the CCPA also impose requirements on businesses that use automated decisionmaking technology to make significant decisions about consumers, including decisions regarding financial or lending services, such as pre-use notices and, subject to certain exceptions, consumer rights to opt out of and access information about such use. Although the CCPA exempts certain information subject to the GLBA, that exemption may not cover all personal information we process, and to the extent these requirements apply to our activities, compliance with these requirements, including following the completion of the Stride Acquisition, may increase our costs, require us to modify our products or models, or subject us to enforcement actions.
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
Moreover, while we strive to publish and prominently display privacy notices that are accurate, comprehensive, and compliant with applicable laws, regulations, guidance, and industry standards, we cannot ensure that such privacy notices and other statements (including the privacy notices and statements that we display on behalf of our bank partners) or those of our third-party service providers will be sufficient to protect us from claims, proceedings, liability, or adverse publicity relating to privacy, data protection, and data security. Although we endeavor to comply with such privacy notices, we, our bank partners, or our third-party service providers may at times fail to do so or be alleged to have failed to do so. If such public statements about the use, collection, disclosure, storage, transfer, and other processing of personal information (including non-public personal information), whether made through the privacy notices or statements provided on our, or our third-party service providers’, websites press releases, or otherwise, are alleged to be deceptive, unfair, or misrepresentative of our, our bank partners’, or our third-party service providers’ actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission, applicable state attorneys general, or other regulatory authorities.
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
As of December 31, 2025, we recorded a full valuation allowance on our U.S. deferred tax assets. A valuation allowance may be established to reduce a deferred tax asset to the level at which it is more likely than not that the tax asset or benefits will be realized. The establishment of a valuation allowance requires an assessment of both positive and negative evidence when determining whether deferred tax assets are more likely than not to be realized. We continue to monitor the likelihood that we will be able to realize our deferred tax assets in the future and we may in the future make adjustments to our valuation allowance. If we continue to generate pretax income, sufficient positive evidence may become available in a future period for us to conclude that all or a significant portion of the valuation allowance is no longer required. The timing and amount of any release remain uncertain and will depend on several factors, including the level and sustainability of our profitability. Any future recording or release to our valuation allowance may have an adverse effect on our results of operations.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood, or significant power outage, may disrupt our operations, mobile networks, the internet, or the operations of our bank partners or third-party service providers, and the impact of climate change may increase these risks. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for the threat of fires. In addition, any public health crises, such as the COVID-19 pandemic or other epidemics, political crises, terrorist attacks, war and other political or social instability, and other geopolitical developments, or other catastrophic events, whether in the United States or abroad, may adversely affect our operations or macroeconomic conditions. The impact of any natural disaster, act of terrorism, including cyberattacks by nation-state actors and affiliated groups against U.S. companies, including companies in the financial services sector, or other disruption to us, our bank partners, or other third parties may result in system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, data breaches, malware, and other security or hacking incidents, all of which may adversely affect our business, financial condition, and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Further, the insurance we maintain may be insufficient to cover our losses resulting from such business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders beneficially own all of the outstanding shares of our Class B common stock. As of September 30, 2026, Christopher Britt, our Co-Founder, Chairman, and Chief Executive Officer, held approximately 33.5% of the voting power of our outstanding capital stock; and Ryan King, our Co-Founder and a member of our board of directors, held approximately 29.8% of the voting power of our outstanding capital stock, which voting power may increase over time as our Co-Founders exercise or vest and settle in equity awards (including in connection with the rights we granted each of our Co-Founders, pursuant to equity exchange right agreements we entered into with them, to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or upon vesting and settlement of restricted stock units, in each case for an equivalent number of shares of Class B common stock (the “Equity Award Exchange”) outstanding at the time of the completion of the IPO. If all such equity awards held by our Co-Founders (including the RSUs granted to our Co-Founders pursuant to the 2025 Co-Founder Special Awards that vest upon the satisfaction of a service condition and achievement of certain stock price goals (the “2025 Co-Founder Special Awards”)) had been exercised or had vested and been settled, as applicable, and the resulting shares of Class A common stock had been exchanged for shares of Class B common stock pursuant to the Equity Award Exchange, in each case as of September 30, 2026, Messrs. Britt and King would hold approximately 39.2% and 33.3% of the voting power of our outstanding capital stock. These future issuances of our Class B common stock will further dilute the voting power of our Class A common stock.
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
•sales of shares of our Class A common stock by us or our stockholders;
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
We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, our credit facility contains, and any future credit facility or financing we obtain may contain, terms limiting the amount of cash dividends that may be declared or paid on our capital stock. In addition, following the completion of the Stride Acquisition, our ability to pay dividends will be subject to the policies of the Federal Reserve Board applicable to bank holding companies, and Stride’s ability to pay dividends to us will be subject to restrictions under federal banking laws. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and applicable contractual restrictions. As a result, stockholders should rely on sales of their Class A common stock after price appreciation, if any, as the only way to realize any future gains on their investment.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Except as described below, during the three months ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
On September 11, 2026, Amine Asmerom, our Chief Accounting Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 79,913 shares of our Class A common stock on or prior to June 15, 2027.
On September 16, 2026, Christopher Britt, our Chief Executive Officer and the chairman of our Board of Directors, through the Britt Living Trust, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 1,750,000 shares of our Class A common stock on or prior to December 17, 2027. This trading arrangement will not commence until the expiration of Mr. Britt’s previous trading arrangement by its terms on December 5, 2026.
On September 11, 2026, Mark Troughton, our President and Interim Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 750,000 shares of our Class A common stock on or prior to May 31, 2027.
On September 16, 2026, Ryan King, our Co-Founder and a member of our Board of Directors, through the King Family Trust, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act pursuant to which he may sell up to 2,250,000 shares of our Class A common stock on or prior to January 6, 2028. This trading arrangement will not commence until the expiration of Mr. King’s previous trading arrangement by its terms on January 5, 2027.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	Exhibit	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of September 8, 2026, by and among Chime Financial, Inc., Clocktower Merger Sub, Inc. and Central Service Corporation.*	8-K	September 8, 2026	2.1
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	August 11, 2025	3.1
3.2	Amended and Restated Bylaws of the registrant.	10-Q	August 11, 2025	3.2
10.1#	Transition Agreement, dated as of August 2, 2026, between Matthew Newcomb and the Company.	8-K	August 5, 2026	10.1
10.2#	Outside Director Compensation Policy.				X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)				X

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
*    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
#     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Francisco, California, on November 5, 2026.

CHIME FINANCIAL, INC.

November 5, 2026	By:	/s/ Christopher Britt
Christopher Britt
Chief Executive Officer and Chairman

November 5, 2026	By:	/s/ Mark Troughton
Mark Troughton
President and Interim Chief Financial Officer